Form 10QSB
period 2005-09-30
New Design Cabinets, Inc.
filed 2005-11-07
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-124060

NEW DESIGN CABINETS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1699126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3313 North 83rd Place Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

(602) 679-6699
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,260,000

NEW DESIGN CABINETS, INC.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Management's Discussion and Plan of Operation	15
Controls and Procedures	18
PART II - OTHER INFORMATION	19
Exhibits and Reports on Form 8-K	19
SIGNATURES	20

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2 previously filed with the Commission on April 14, 2005, and subsequent amendments made thereto.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2005

ASSET

Current Asset:
Cash and cash equivalents	$24,041

Total Current Asset	24,041

TOTAL ASSET	$24,041

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Accounts payable	$-

Total Current Liability	-

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
10,260,000 shares issued and outstanding	10,260
Additional paid-in capital	25,740
Deficit accumulated during the development stage	(11,959)

Total Stockholders' Equity	24,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,041

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005

AND FOR THE PERIOD SEPTEMBER 29, 2004 (INCEPTION) TO SEPTEMBER 30, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the nine	For the period	For the three	Cumulative totals
	months ended	September 29, 2004 (Inception)	months ended	September 29, 2004 (Inception)
	September 30, 2005	to September 30, 2004	September 30, 2005	through September 30, 2005

OPERATING REVENUES
Sales	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Professional fees	9,855	-	1,576	9,956
General and administrative expenses	1,878	-	832	2,003
Total Operating Expenses	11,733	-	2,408	11,959

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(11,733)	-	(2,408)	(11,959)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(11,733)	$-	$(2,408)	$(11,959)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,172,894	-	10,260,000

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$-	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

AND FOR THE PERIOD SEPTEMBER 29, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the nine	For the period	Cumulative totals
	months ended	September 29, 2004(Inception)	September 29, 2004 (Inception)
	September 30, 2005	to September 30, 2004	through September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,733)	$-	$(11,959)
Adjustments to reconcile net loss to net cash
Used in operating activities

Changes in assets and liabilities

Total adjustments	-	-	-

Net cash (used in) operating activities	(11,733)	-	(11,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	26,000	-	36,000

Net cash provided by financing activities	26,000	-	36,000

NET INCREASE IN
CASH AND CASH EQUIVALENTS	14,267	-	24,041

CASH AND CASH EQUIVALENTS -
BEGINNING PERIOD	9,774	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,041	$-	$24.041

SUPPLEMENTAL CASH FLOW INFORMATION;
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

New Design Cabinets, Inc. (the "Company") is a manufacturer and marketer of custom cabinets and wine racks.  The Company plans to design, manufacture and market a full range of quality wine racks and custom cabinets in virtually any style.  The Company believes that its future customers will be its most important asset, followed by the products the Company intends to manufacture.  All of the items to be built by the Company will be unconditionally guaranteed to deliver quality and satisfaction.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

                 (CONTINUED)

The home furnishing industry is highly competitive and includes a large number of domestic and foreign manufacturers.  Competition is generally based on product quality, price, and service.  The Company founders have extensive experience in the cabinet industry and have seen a need for a wine rack and custom cabinet line with a broad selection of design choices and high-end finishes.  The level of skill and craftsmanship put into each product in the line is a source of pride for the founders of the Company.  The wine rack designs will be exceptionally flexible; able to store wine bottles in nearly any space in the home. The consumer will be able to combine and mix from the available styles and products to create their own unique cabinet/wine rack system.  The custom cabinets will offer the ultimate blend of quality, cost, and craftsmanship. The Company will offer a large selection of styles available for all products in the line.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      (CONTINUED)

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

For the nine
months ended
Friday, September 30, 2005

Net loss	$ (11,733)

Weighted average common shares
outstanding (Basic)	10,172,894

Options	-
Warrants	-

Weighted average common shares
outstanding (Diluted)	10,172,894

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company currently has no potentially dilutive securities outstanding.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 (CONTINUED)

Stock Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations.  The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations.  Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure," an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method.  Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  (CONTINUED)

Recent accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY

On October 13, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 10,000,000 shares of stock to its officer for cash of  $10,000.

On February 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 29, 2004 (Inception) through September 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development efforts.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 5 -    PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2005, deferred tax assets consist of the following:

Deferred tax assets

         $         3,588

Less:  valuation allowance

                                 (3,588)

         $             -0-

At September 30, 2005, the Company had accumulated deficits during the development stage of  $11,959 available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about New Design Cabinets, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, New Design Cabinets' actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Plan of Operation

We were incorporated on September 29, 2004, and have not yet begun our planned principal operations.  NDCI is a startup and has not yet realized any revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of NDCI.

Total expenses for the three months ended September 30, 2005 were $2,408, consisting of general and administrative expenses in the amount of $1,576 and professional fees totaling $832.  For the three months ended September 30, 2004, we incurred no expenses.  Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan.  For the nine months ended September 30, 2005, we incurred expenses in the amount of $11,733, consisting of $9,855 in general and administrative expenses and $1,878 in professional fees.  In the nine months ended September 30, 2004, our total expenses were $0.  Total expenses since our inception to September 30, 2005 were $11,959, of which $9,956 is attributable to general and administrative expenses and $2,003 to professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended September 30, 2005 and 2004, our net losses were $2,408 and $0, respectively.  During the nine months ended September 30, 2005 and 2004, we incurred net losses in the amount of $11,733 and $0, respectively.  From the date of our inception to September 30, 2005, we had a cumulative deficit of $11,959.  We do not anticipate maximizing income during the fiscal year 2005 because we have not fully begun our planned principal operations.

We believe that our cash on hand as of September 30, 2005 of $24,041 is sufficient to continue operations for the next at least 12 months without generating revenues or obtaining additional capital infusions.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $36,000 in cash from various sales of our common stock.  We also issued shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000.

Generating sales in the next six to 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.  Our management does not anticipate the need to hire additional full- or part- time employees

Our management does not anticipate the need to hire additional full-or part-time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by one individual, as his responsibilities are currently mainly administrative.

While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us as independent contractors and will be paid on a commissioned basis. Thus, these representatives are not intended to be employees of our company.

Our management does not expect to incur research and development costs.

NDCI does not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

We intend to market specialty cabinets and wine racks in the Scottsdale, Arizona region.  NDCI plans to design, manufacture and install custom cabinetry and wine racks.  We may outsource or hire third-party consultants at any stage of the design, manufacture or installation process.  We plan to consult directly with customers to develop woodwork customized to complement or enhance their home's décor.  In addition to providing completely customized services, we intend to produce pre-manufactured wine racks.

We are a development stage company that has not commenced our planned principal operations and has no significant assets. Our operations to date have been devoted primarily to startup and development activities.  We do not have any customers at this time and do not have any prefabricated wine racks available for sale.

In order to begin generating revenues, we must develop the products we intend to sell.  NDCI intends to focus its efforts on developing and marketing the following two product lines:

1.

Prefabricated wine racks - We plan to market a number of pre-manufactured wine racks that will be sold to customers.  These modular designs will be available in a variety of sizes and materials.  These wine racks can be used alone or can be aggregated to be used in a full wine cellar.  We plan to use premium hard-woods that are favored for their ability to tolerate high humidity environments and have relatively low air to wood ratios, such as birch, oak or redwood.

We plan to obtain materials to be used in the manufacture of our wine racks from lumber wholesalers and dealers in the Phoenix metropolitan area of Arizona.  Although we have identified such suppliers, we have not entered into any long-term purchase agreements and have no commitments to purchase materials from any supplier.  The cost for materials may fluctuate significantly and could depend on the type of wood used and the actual lumber cost.  If our projected cost of materials significantly exceeds our expectations, our resultant anticipated operating margin may be too low to support ongoing operations.

The anticipated wholesale price for prefabricated wine rack kits will be approximately $100-150 each.  No market research has been undertaken to arrive at this estimate; it is based solely upon our sole officer and director's observations in retail stores and expectations of our company's requirements.  If our target price is too high, consumers will not purchase our proposed wine rack kits.

We currently do not have any prefabricated racks available for sale.  We are in the process of designing and evaluating prototype kits, none of which have been deemed suitable for production due to prohibitive projected manufacturing costs and substandard functionality.  As a result, we have not designated any particular design to bring to market and currently do not have any prefabricated kits available for sale.  We expect to refine our prototype designs and begin producing wine racks within the next three to six months of operations.

2.

Custom woodwork - We plan to design, manufacture and install custom cabinetry and wine racks.  Our sole officer and director will provide customers with significant consultation and assistance, ranging from proposed layout to materials used.  We intend to have sample plans and designs to assist customers in making their decisions.  All cabinetry will be customized to accommodate a customer's wants, needs and budget.

We intend to charge a minimum of $75 per hour for custom cabinetry consultation and labor.  Although we did not conduct any market research to arrive at this hourly rate, our sole officer and director has personal experience as an independent contractor billing these fees to customers.  He believes that this rate is competitively priced according to the market for custom woodwork.  Once we are contacted for a project, it is standard industry practice to provide an estimated bid for the total amount of labor cost, which will be subjectively based upon our sole officer and director's expected amount of time to be spent on a particular job.  If the actual cost is above the estimate provided, our clients may refuse to pay the overage, and we may be unable to collect the actual amount due.

Clients will be solely responsible for the actual costs of the materials and supplies used in manufacture and/or assembly.  Therefore, production costs will depend considerably upon the materials to be used, which will typically be chosen by the client.  The actual cost for supplies may fluctuate significantly and could depend on the type of materials used and the actual cost for those materials.

We plan to obtain materials to be used in the manufacture of custom cabinetry from wholesalers and dealers in the Phoenix metropolitan area of Arizona.  Although we have identified such suppliers, we have not entered into any long-term purchase agreements, have no commitments to purchase materials from any supplier and have not purchased any materials because we do not have any customers at this time.  We believe we will retain clients for our custom cabinets within the next five to eight months.

We do not have any clients for our custom woodworking services.  To date, we have devoted significantly all of our efforts on designing and evaluating prototype prefabricated wine racks and have not yet designed or implemented a marketing and advertising plan to attract customers.  Once we begin to initiate production of the wine racks, our sole officer and director plans to devote greater attention to marketing our custom cabinetry services.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our sole officer and director, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on April 14, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	November 2, 2005
Kenneth P. Laurent	Chief Executive Officer