Form 10KSB
period 2005-12-31
New Design Cabinets, Inc.
filed 2006-03-22
CIK 1321517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-1321517

NEW DESIGN CABINETS, INC.
(Name of small business issuer in its charter)

Nevada	20-1699126
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3313 N. 83rd Place Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 990-8330

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $1,400.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “NDSG.” The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $26,000 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 10,260,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK                                      8

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                                                26

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, NDSG’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 29, 2004. We are a startup company with limited operations and no employees. In our initial operating period from inception to December 31, 2005, we generated revenues of $1,400, while incurring $16,600 in expenses. This resulted in a cumulative net loss of $15,519 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company;
2.	Obtaining capital through sales of our common stock; and
3.	Established our website at www.newdesigncabinets.com.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations. As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.	In October 2004, we issued 10,000,000 shares of our common stock to Kenneth P. Laurent, our sole officer and director, in exchange for services performed valued at $10,000.

2.

On March 22, 2005, we sold an aggregate of 260,000 shares of our common stock in an offering made under Regulation D, Rule 505 to 23 individuals for cash in the amount of $26,000. Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, and establishing our corporate hierarchy.

As of the date of this Annual Report, New Design Cabinets, Inc. is a company with minimal revenue or substantive operations, with minimal assets, and its primary source of capital to date has been the sale of its own securities.

Our administrative office is located at 3313 N. 83rd Place, Scottsdale, Arizona 85251, telephone (480) 990-8330.

NDSG’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

New Design Cabinets, Inc. markets specialty cabinets and wine racks. Wine racks and custom cabinetry are aesthetic pieces of furniture that complement or enhance a home’s decor. Potential customers are able to consult with us throughout the entire development process, from conception and layout to the selection of materials, to create fully-customized designs. We have sample plans and designs to assist customers in making decisions. We design, manufacture and install custom cabinetry and wine racks for discriminating home owners in and around the Scottsdale, Arizona region. We currently have no plans to expand our proposed custom woodworking services beyond this geographic area.

In addition to providing custom woodwork, we currently offer a limited selection of pre-manufactured wine rack “kits.”  These kits vary in the number of bottles the rack will hold and the type of wood used in its construction. The installation and assembly of these pre-fabricated racks is the responsibility of the purchaser. Our wine racks can be used as a stand-alone single wine rack, or as part of a full wine cellar design.

We utilize the facilities provided to us without charge by Kenneth P. Laurent, our sole officer and director. These facilities include the use of tools and workspace that we believe are adequate for our operations.

Distribution Methods of the Products

Our sales strategy is based on the following elements:

•	Develop a website

Using the Internet for marketing and sales is an important component of our growth strategy. We have developed a website at www.newdesigncabinets.com to offer information about our company and the products we plan to produce. We continuously refine and add content to the site. The site contains pictures of custom woodwork designed and manufactured by our sole officer and director, Mr. Kenneth Laurent. For web users interested in our custom products, our site contains a contact form that potential customers can complete to receive more information from us or to communicate with us. We estimate that our efforts to refine and add content to our site will be an ongoing process for the foreseeable future.

•	Sales and marketing plan

Using the Internet for marketing and sales is the first component of our strategy, which we have already implemented. To supplement our online activity, we also plan to utilize our sole officer and director’s personal contacts with architects and contractors who are involved with the design and/or construction of luxury homes. It is anticipated that these architects and contractors will act as referral sources for our business.

Industry background and competition

We are a small, start-up company that has generated a limited amount of revenues and lacks a customer base. Significantly all of our competitors have longer operating histories and established relationships with architects and contractors, as well have greater financial, management, manufacturing, sales, marketing and other resources than we do. There are two main types of cabinet suppliers in the industry with which we will compete for customers:

1.

Manufacturers of prefabricated kits. Prefabricated kits are typically made in mass quantities and of lower- to mid-quality materials, targeted at mainstream consumers and sold by mass-market merchandisers. These modular designs are available in a limited range of styles and finishes. No additional customization is available from the manufacturer. In most instances, customers are required to plan the entire project themselves, including measurement, design and installation. Items are purchased in a nearly complete form and are usually assembled and installed by the customer, although the reseller may offer such services for an additional charge. This group includes companies such as Kraftmaid and Thomasville, who sell their products at resellers such as Home Depot or Lowe’s.

2.

Custom woodworkers. These suppliers provide custom cabinetry and have full, in-house fabrication facilities. Most custom shops are able to provide customers with a vast selection of material, style and finish choices through the mid- to high-price points for high-end customers. Custom contractors tend to provide customers with significant consultation and assistance in the design and installation of the cabinetry units. Products that are custom made are typically of very high workmanship, although price is correspondingly high. This group is highly fragmented with many small local or regional shops.

The custom cabinet and wine rack industry is highly competitive and fragmented, with minimal barriers to entry. Competitors range from multi-national entities to firms serving a limited geographical region. In the Scottsdale, Arizona metropolitan area, there are approximately 181 entities selling some form of custom or pre-manufactured cabinetry and wine racks. Additionally, competition is based primarily on price, reputation, quality, reliability and financial strength of the contractor. Most people mistakenly think that the size of the cabinet maker’s company and the choice of brand name products will make for the best results. However, it is the intricacy of design and a company’s craftsmanship that have the greatest impact on the quality and value of the customer’s investment. Despite the volume of competition, our management believes that most competitors offer little in the area of customized designs. As a result, our focus will be to carve out a niche serving that particular market. We cannot assure you that we will be successful in doing so.

Despite the volume of competition, our management believes that most competitors offer little in the area of customized designs. As a result, our focus will be to carve out a niche serving that particular market. We plan to utilize our sole officer and director’s personal contacts with architects and contractors who are involved with the design and/or construction of luxury homes. It is anticipated that these architects and contractors will act as referral sources for our business. However, we have not approached anyone with the goal of obtaining referrals and we cannot assure you that we will be successful in doing so.

Sources and availability of raw materials and the names of principal suppliers

We obtain materials used in the manufacture of our cabinets and wine racks from lumber wholesalers and dealers in the Phoenix-Scottsdale region of Arizona. Materials are widely and readily available from various outlets, thus, we do not anticipate experiencing a shortage of manufacturing materials.

Effect of existing or probable government regulations

New Design Cabinets, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

Employees

New Design Cabinets, Inc. is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our sole officer and director to set up our business operations. Currently, Kenneth P. Laurent, our President and CEO, is the only employee of the company and he is involved in NDC business on a part-time basis and expects to devote a minimum of 20 hours per week to our operations. Mr. Laurent is prepared to dedicate additional time, as needed. His responsibilities include administrative duties, as well as the design and building of all cabinetry and wine racks.

At this time, there are no other full- or part-time employees. We do not expect to hire any additional employees over the next 12 months. In the event our operations necessitate the addition of skilled craftsmen, we plan to contract individuals on a per-project basis. Additionally, we may decide to contract a sales agent to assist us in executing and marketing our business in the next 12 to 24 months. Any skilled worker or sale agent we hire will be paid on a contractual basis, will work with us part-time and will not be considered a salaried employee.

Reports to security holders

(1)	New Design Cabinets will furnish shareholders with audited annual financial reports certified by NDSG’s independent accountants.

(2)

New Design Cabinets is a reporting issuer with the Securities and Exchange Commission. New Design Cabinets will file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

You may read and copy any materials New Design Cabinets will file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov).

Risk Factors

Investors may lose their entire investment if NDSG fails to commence its planned operations.

New Design Cabinets, Inc. was formed in September 2004. We have no demonstrable operations record, on which you can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of recurring revenue streams, inexperienced management and lack of brand recognition. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have generated limited revenues and expect to continue to incur losses for the foreseeable future. If we fail to implement and create a base of operations for our cabinetry and wine rack manufacturing business, we may be forced out of business, in which case investors may lose their entire investment.

Competitive pressures from competitors with more resources may cause us to fail to implement our business model.

New Design Cabinets, Inc. is in a competitive market with relatively low barriers to entry. There are numerous companies in the business of producing custom or pre-fabricated cabinetry, ranging from multi-national entities to firms serving a limited geographical region, which are difficult to identify. On a broad scope, Kraftmaid and Thomasville are two significant competitors, whose products are available nationwide.

Generally, our actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition. Therefore, these competitors have a significantly greater ability to attract customers. In addition, many of these competitors may be able to devote greater resources than we can to the development, promotion and sale of their products. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those to be offered by us. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. No alternative sources of funds are available to the company.

Our independent public accountants have expressed substantial doubt about our company’s ability to continue as a going concern.

As of the date of this Prospectus, we have had only limited start-up operations and generated limited revenues. Taking these facts into account, our independent public accountants have expressed substantial doubt about our ability to continue as a going concern. If our business fails, investors may face a complete loss of their investment.

Potential conflicts of interest may jeopardize the business of NDSG.

The implementation of the business plan of New Design Cabinets, Inc. depends substantially on the ideas, skills, and experience of Kenneth P. Laurent. Without an employment contract, New Design Cabinets, Inc. may lose Mr. Laurent to other pursuits without a sufficient warning and, consequently, go out of business. Mr. Laurent is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Laurent may face a conflict in selecting between New Design Cabinets, Inc. and his other business interests. New Design Cabinets, Inc. has not and, at this time, does not anticipate that it will formulate a policy for the resolution of such conflicts.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with such requirements are substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Reliance upon key personnel and necessity of additional personnel.

Our operations depend on the efforts of Kenneth Laurent, our sole officer, director and employee. Mr. Laurent has no experience related to public company management or as a principal accounting or principal financial officer and works for us only on a part-time basis. Because of this, Mr. Laurent may be unable to develop our business and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacle.

Control by current management may impede the ability of minority shareholders to exercise control over NDSG.

Currently, the president and CEO directly owns or controls approximately 10,000,000 shares of common stock in New Design Cabinets, which is 97.5% of the common stock outstanding. As a result, the president and CEO of New Design Cabinets could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority shareholders.

Should a public trading market in the stock of NDSG fail to develop or be sustained, investors may lose their entire investment.

As of this date of this Annual Report, no public market for New Design Cabinets, Inc.’s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board under the symbol “NDSG” effective December 8, 2005. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of New Design Cabinets, Inc. fail to develop, investors in New Design Cabinets, Inc.’s common stock may lose their entire investment. In addition, in the event that a viable public trading market for New Design Cabinets, Inc.’s common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities. Furthermore, the market price of the Company’s common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

Investors may have difficulty liquidating their investment because our stock is subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

We have no history of paying dividends.

We have never declared or paid any cash dividends on its common stock. For the foreseeable future, NDSG intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including NDSG’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

ITEM 2. DESCRIPTION OF PROPERTY

We use office space at 3313 N. 83rd Place, Scottsdale, AZ 85251. Mr. Kenneth P, Laurent, our sole director and officer, is providing the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of New Design Cabinets, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of New Design Cabinets, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of New Design Cabinets, Inc. has been convicted of violating a federal or state securities or commodities law.

New Design Cabinets, Inc. is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2005, holders of a majority of our common stock reappointed Kenneth Laurent as a Director of NDSG.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective December 8, 2005, the Company has been approved for listing on the OTC Bulletin Board under the symbol “NDSG.” As of December 8, 2005, no public market in New Design Cabinets, Inc.’s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. New Design Cabinets, Inc. makes no representation about the value of its common stock. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of New Design Cabinets, Inc.;

2.	There is no stock that New Design Cabinets, Inc. has agreed to register for sale; and

3.	There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities

Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, New Design Cabinets, Inc. has 10,260,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record. New Design Cabinets, Inc.’s Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

New Design Cabinets, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, New Design Cabinets, Inc. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including New Design Cabinets, Inc.’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
2.	The weighted-average exercise price of the outstanding options, warrants and rights; and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In October 2004, we issued 10,000,000 shares of our common stock to Kenneth P. Laurent, our founding shareholder and the sole officer and director, in exchange for cash in the amount of $10,000. This sale of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Mr. Laurent had fair access to and was in possession of all available material information about our company, as he is the sole officer and director of NDSG.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	None of these issuances involved underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Private Placement

In January 2005, we completed an offering of our common stock to a group of private investors. We issued 260,000 shares of its $0.001 par value common stock for cash at $0.10 per share to twenty three shareholders. This January 2005 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about New Design Cabinets, Inc., including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company’s ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. New Design Cabinets, Inc.’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company’s future financial and operating results, cash needs and demand for its services; and the Company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

New Design Cabinets, Inc. was incorporated in the State of Nevada on September 29, 2004. To date, NDSG has:

•	Formed the company and obtained start-up capital;
•	Developed our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan; and

•	Established a website at http:// www.newdesigncabinets.com.

Our business objective is to market custom cabinets and prefabricated wine racks. Potential customers for custom woodwork will be able to consult with us throughout the entire development process, from conception and design to choosing specific building materials. We also offer a limited selection of pre-manufactured wine rack “kits.” These kits vary in the number of bottles the rack will hold and the type of wood used in its construction.

We are a startup and have only realized minimal revenues. During the year ended December 31, 2005, we generated $1,400 in revenues, compared to $0 in the year ago period ended December 31, 2004. The realization of sales revenues can be attributed to our finalizing the design and initial manufacturing run of our wine racks, all of which we sold. Materials for involved in the production of this initial batch of wine racks cost $319. Our resultant gross profit for the periods ended December 31, 2005 and 2004 was $1,081 and $0, respectively. From our inception on September 29, 2004 to December 31, 2005, we generated a total of $1,400 in revenues and incurred cost of sales of $319, which produced a gross profit since our inception in the amount of $1,081.

Total operating expenses for the year ended December 31, 2005 were $16,374, consisting of professional fess of $7,505, general and administrative expenses in the amount of $3,855, advertising expenses of $2,985 and $2,029 for outside services. For the year ended December 31, 2004, we incurred total operating expenses of $266, $125 of which was attributable to general and administrative expenses and professional fees in the amount of $101. We cannot guarantee that our level of expenditures will not be materially greater or less than our expenses for the year ended December 31, 2005, and cannot predict the effects of any such deviation. Total expenses since our inception were $16,600.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. During the year ended December 31, 2005, our loss totaled $15,293. Our loss for the year ended December 31, 2004 was $226. Our aggregate net loss since inception to December 31, 2005 was $15,519. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of December 31, 2005 of $20,481 is sufficient to continue operations for the next at least 12 months. Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $36,000 in cash from sales of our common stock since our inception. (Please refer to Part II, Item 5 “Market for Common Equity and Related Stockholder Matters” on page 8 for additional information with regard to these issuances). Implementing our business plan and generating revenues is important to support our planned ongoing operations. However, we cannot guarantee that we will generate any such growth. There are no formal or informal agreements to attain additional financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

We expect to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

We have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-11) form part of the report on the Financial Statements

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004	2

Statements of Operations for the year ended
December 31, 2005 and for the period September 29, 2004
(Inception) through December 31, 2004 with
Cumulative Totals Since Inception	3

Statement of Changes in Stockholders’ Equity
for the year ended December 31, 2005
and for the Period September 29, 2004 (Inception)
through December 31, 2004	4

Statements of Cash Flow for the Year ended December 31, 2005 and for the Period September 29, 2004 (Inception) through
December 31, 2004 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-11

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

New Design Cabinets, Inc.

Scottsdale, Arizona

We have audited the accompanying balance sheets of New Design Cabinets, Inc., a development stage company (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2005 and for the period September 29, 2004 (Inception) through December 31, 2004 with cumulative totals since the Company’s inception September 29, 2004 for the statements of operations, changes in stockholder’s equity, and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Design Cabinets, Inc. as of December 31, 2005 and 2004, and the results of its operations, and cash flows for the year ended December 31, 2005 and for the period September 29, 2004 (Inception) through December 31, 2004 for the period then ended with cumulative totals since inception in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell Josephs Levine & Company, L.L.C.

Bagell Josephs Levine & Company, L.L.C.

Gibbsboro, New Jersey

March 10, 2006

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

CURRENT ASSET

Cash and cash equivalents	$20,481	$9,774

Total Current Asset	20,481	9,774

Total Assets	$20,481	$9,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITY
Current Liability:
Accounts payable	$—	$—

Total Current Liability	—	—

Total Liability	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized;
10,260,000 and 10,000,000 shares issued and outstanding	10,260	10,000
Additional paid-in capital	25,740	—
Deficit accumulated during the development stage	(15,519)	(226)

Total stockholder’s equity	20,481	9,774

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	$20,481	$9,774

The accompanying notes are an integral part of these financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

SEPTEMBER 29, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 29, 2004(Inception)
	2005	2004	Through December 31,2005

OPERATING REVENUES
Sales	$1,400	$—	$1,400

COST OF SALES	319	—	319

GROSS PROFIT	1,081	—	1,081

OPERATING EXPENSES
Professional fees	7,505	101	7,606
General and administrative expenses	3,855	125	3,980
Outside services	2,029	—	2,029
Advertising	2,985	—	2,985
Total operating expenses	16,374	226	16,600

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(15,293)	(226)	(15,519)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO
COMMON SHARES	$(15,293)	$(226)	$(15,519)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	10,222,247	10,000,000

The accompanying notes are an integral part of these financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

SEPTEMBER 29, 2004 (INCEPTION) TO DECEMBER 31, 2004

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, September 29, 2004	—	$—	$—	$—	$—

Issuance of founder shares for cash	10,000,000	10,000	—	—	10,000

Net loss for the period September 29, 2004
(Inception) to December 31, 2004	—	—	—	(226)	(226)

Balance, December 31, 2004	10,000,000	10,000	—	(226)	9,774

Issuance of shares for cash	260,000	260	25,470	—	26,000

Net loss for the year ended December 31, 2005	—	—	—	(15,293)	(15,293)

Balance, December 31, 2005	10,260,000	$10,260	$25,470	$(15,519)	$20,481

The accompanying notes are an integral part of these financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

SEPTEMBER 29, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMLATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 29, 2004 (Inception)
	2005	2004	through December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,293)	$(226)	$(15,519)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities

Total adjustments	—	—	—

Net cash (used in) operating activities	(15,293)	(226)	(15,519)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	26,000	10,000	36,000

Net cash provided by financing activities	26,000	10,000	36,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,707	9,774	20,481

CASH AND CASH EQUIVALENTS–
BEGINNING OF YEAR	9,774	—	20,481

CASH AND CASH EQUIVALENTS – END OF YEAR	$20,481	$9,774	$20,481

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

New Design Cabinets, Inc. (the “Company”) is a manufacturer and marketer of custom cabinets and wine racks. The Company plans to design, manufacture and market a full range of quality wine racks and custom cabinets in virtually any style. The Company believes that its future customers will be its most important asset, followed by the products the Company intends to manufacture. All of the items to be built by the Company will be unconditionally guaranteed to deliver quality and satisfaction.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2005 and 2004.

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

Advertising Costs

Advertising and promotion costs are expensed as incurred. Advertising expenses for the year ended December 31, 2005 and for the period from September 29, 2004 (inception) to December 31, 2004 was $2,985 and $0, respectively.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005 and for the period September 29, 2004 (Inception) through December 31, 2004:

	2005	2004

Net loss	$(15,293)	$(226.00)

Weighted average common shares
outstanding (Basic)	10,222,247	10,000,000

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	10,222,247	10,000,000

Net (Loss) Per Share of Common Stock (Continued)

There are no common stock equivalents outstanding at December 31, 2005 and 2004.

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 3 - STOCKHOLDERS’ EQUITY

On September 29, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 10,000,000 shares of stock to its founder for cash of $10,000.

On February 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since September 29, 2004 (Inception) through December 31, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s service development efforts. Management’s plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005 and 2004 deferred tax assets consist of the following:

	2005	2004
Deferred tax assets	$3,557	$90
Less: valuation allowance	(3,557)	(90)
	$-0-	$-0-

At December 31, 2005 and 2004, the Company had accumulated deficits of $15,519 and $226, respectively during the development stage to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

New Design Cabinets, Inc.’s Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified. The officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of New Design Cabinets, Inc.:

Name	Age	Position
Kenneth P. Laurent	71	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Kenneth P. Laurent has held his office/position since September 29, 2004, and is expected to hold his office/position until the next annual meeting of New Design Cabinets, Inc.’s stockholders.

Kenneth P. Laurent, President, Chief Executive Officer, and Director, gained his 22 years of wood working experience at Wisconsin Door and Architectural Paneling, where he held positions in the lab and scheduling departments, served as a sub-foreman in the architectural paneling department, and as a supervisor in the fireproof door department. He received his General Contractors license in Arizona in 1984. The work experience Mr. Laurent has attained includes 14 years between the years 1989 to 2003 working on home remodeling and custom cabinet design and building projects for architects Eddie Jones and Will Bruder in the Phoenix metropolitan area. Since 2003, Mr. Laurent has been an independent contractor designing and building wine rack kits, custom wine racking and storage systems, including wine cellars, and custom kitchen cabinetry.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all forms required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2005 and 2004 cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer :

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Kenneth P. Laurent	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	-	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2. Each of our directors and executive officers and

3. All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of		Percentage of Stock
Beneficial Owner	Shares Beneficially Owned	Outstanding (1)

Kenneth P. Laurent	10,000,000	97.47%
3313 North 83rd Place
Scottsdale, AZ 85251

All Officers and	10,000,000	97.47%
Directors as a Group
(1 person)

----------------------

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of New Design Cabinets, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2004, we issued 10,000,000 shares of our common stock to Kenneth P. Laurent, our sole officer and director, in exchange for cash of $10,000.

NDSG does not lease or rent any property. Mr. Laurent, President, provides office space and services at 3313 North 83rd Place, Scottsdale, AZ 85251, without charge.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on September 29, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on September 30, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$5,850.00	$—
Audit-related fees	405.00	101.25
Tax fees	250.00	—
All other fees	—	—

Total fees	$6,505.00	$101.25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

New Design Cabinets, Inc.

Signature	Title	Date

/s/ Kenneth P. Laurent	Chief Executive Officer, President	March 17, 2006
Kenneth P. Laurent	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Design Cabinets, Inc.

Signature	Title	Date

/s/ Kenneth P. Laurent	Chief Executive Officer and	March 17, 2006
Kenneth P. Laurent	President

/s/ Kenneth P. Laurent	Secretary/Treasurer
Kenneth P. Laurent	Chief Financial Officer	March 17, 2006