Form 10QSB
period 2006-03-31
New Design Cabinets, Inc.
filed 2006-05-15
CIK 1321517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(602) 679-6699
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,260,000

NEW DESIGN CABINETS, INC.

(A Development Stage Company)

Page

PART I – FINANCIAL INFORMATION	3
Unaudited Condensed Financial Statements	3
Management’s Discussion and Plan of Operation	16
Controls and Procedures	20
PART II – OTHER INFORMATION	21
Exhibits and Reports on Form 8-K	21
SIGNATURES	20

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB for the year ended December 31, 2005 previously filed with the Commission on March 22, 2006, and subsequent amendments made thereto.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2006

ASSETS

CURRENT ASSET

Cash and cash equivalents	$15,707
Deferred charge	29,000

Total Current Asset	44,707

Total asset	$44,707

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability
Deferred Revenue	$29,000

Total Current Liability	29,000

Total Liability	29,000

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,260,000 shares issued and outstanding	10,260
Additional paid-in capital	25,740
Deficit accumulated during the development stage	(20,293)

Total Stockholder’s Equity	15,707

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$44,707

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative totals
			September 29, 2004 (Inception)
	2006	2005	Through March 31, 2006

OPERATING REVENUES
Sales	$—	$—	$1,400

COST OF SALES	—	—	319

GROSS PROFIT	—	—	1,081

OPERATING EXPENSES
Professional fees	3,376	3,667	10,982
General and administrative expenses	120	762	4,100
Outside services	356	—	2,385
Advertising	922	—	3,907
Total operating expenses	4,774	4,429	21,374

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(4,774)	(4,429)	(20,293)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(4,774)	$(4,429)	$(20,293)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	10,260,000	10,106,889

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative totals
			September 29, 2004 (Inception)
	2006	2005	through March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,774)	$(4,429)	$(20,293)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Deferred Charges	(29,000)	—	(29,000)
Deferred Revenue	29,000	—	29,000
Total adjustments	—	—	—

Net cash (used in) operating activities	(4,774)	(4,429)	(20,293)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	—	26,000	36,000

Net cash provided by financing activities	—	26,000	36,000

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(4,774)	21,571	15,707

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	20,481	9,774	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,707	$31,345	$15,707

SUPPLEMENTAL CASH FLOW INFORMATION;
During the period, cash was paid for the following:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2006 AND 2005

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (FAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2006.

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

MARCH 31, 2006 AND 2005

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	2006	2005

Net loss	$(4,774)	$(4,429)

Weighted average common shares outstanding (Basic)	10,260,000	10,106,889

Options	—	—
Warrants	—	—

Weighted average common shares outstanding (Diluted)	10,260,000	10,106,889

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FAS No. 151, “Inventory Costs.” FAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, FAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, FASB issued FAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest otherthan another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY

On October 13, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

On February 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

There was no activity for three months ended March 31, 2006.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 29, 2004 (Inception) through March 31, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:

	2006		2005
Deferred tax assets	$3,588		$1,400
Less: valuation allowance	(3,588)		(1,400)
Net deferred tax assets	$-0	-	$-0	-

At March 31, 2006 and 2005, the Company had accumulated deficits during the development stage of $20,293 and $4,655 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about New Design Cabinets, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, New Design Cabinets’ actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Plan of Operation

We were incorporated on September 29, 2004, and have begun to implement our planned principal operations. NDCI is a startup and has only realized minimal revenues. Our efforts have focused primarily on the development and implementation of our business plan. No development related expenses have been or will be paid to affiliates of NDCI.

During the three months ended March 31, 2006 and 2005, we did not generate any revenues. Since our inception through March 31, 2006, we generated a total of $1,400 in revenues from sales of our custom wine racks. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

There was no cost of sales in the three months ended March 31, 2006 and 2005, since we did not realize any sales during those periods. Cost of sales from our inception through March 31, 2006 was $319, related specifically to our wine rack products. The resultant gross profit since our inception on September 29, 2004 was $1,081.

Total operating expenses for the three months ended March 31, 2006 were $4,774, consisting of general and administrative expenses in the amount of $120, professional fees totaling $3,376, $922 in advertising expenses, and $356 for outside services. For the three months ended March 31, 2005, we incurred total operating expenses of $4,429, consisting of $3,667 in professional fees and $762 in general and administrative expenses. Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan. Total operating expenses since our inception to March 31, 2006 were $21,324, of which $4,100 is attributable to general and administrative expenses, $2,385 to outside services expenses, $3,907 to advertising, and $10,982 to professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception. For the three months ended March 31, 2006 and 2005, our net losses were $4,774 and $4,429, respectively. From the date of our inception to March 31, 2006, we had a cumulative deficit of $20,293. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of March 31, 2006 of $15,707 is sufficient to continue operations for the next at least 12 months without obtaining additional capital infusions. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We currently do not have any recurring financial obligations that require immediate capital to finance. However, we expect to have negative cash flows for the fiscal year 2006. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations. Additionally, we do not believe that our business is subject to seasonal factors. Our management does not expect to incur costs related to research and development. We currently do not own any significant plant or equipment that we would seek to sell in the near future. Our management does not anticipate the need to hire additional full- or part- time employees

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by one individual. While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us as independent contractors and will be paid on a commissioned basis. Thus, these representatives are not intended to be employees of our company.

Our management does not expect to incur research and development costs.

NDCI does not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our sole officer and director, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on April 14, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	May 10, 2006
Kenneth P. Laurent	Chief Executive Officer