Form 10QSB
period 2006-06-30
New Design Cabinets, Inc.
filed 2006-08-14
CIK 1321517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

June 2006 and 2005

Table of Contents

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB for the year ended December 31, 2005 previously filed with the Commission on March 22, 2006, and subsequent amendments made thereto.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSET

Cash and cash equivalents	$15,149
Deferred charge	29,000

Total Current Asset	44,149

Total assets	$44,149

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability
Deferred Revenue	$29,000

Total Current Liability	29,000

Total Liability	29,000

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,260,000 shares issued and outstanding	10,260
Additional paid-in capital	25,740
Deficit accumulated during the development stage	(20,851)

Total Stockholder’s Equity	15,149

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$44,149

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the six months ended		For the three months ended		Cumulative Totals
	June 30,		June 30,		September 29, 2004 (Inception)
	2006	2005	2006	2005	Through June 30, 2006

OPERATING REVENUES
Sales	$—	$—	$—	$—	$1,400

COST OF SALES	—	—	—	—	319

GROSS PROFIT	—	—	—	—	1,081

OPERATING EXPENSES
Professional fees	3,859	8,279	482	4,612	11,465
General and administrative espenses	195	1,046	75	284	4,175
Outside services	356	—	—	—	2,385
Advertising	922	—	—	—	3,907
Total operating expenses	5,332	9,235	557	4,896	21,932

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(5,332)	(9,235)	(557)	(4,896)	(20,851)
Provision for income taxes	—	—	—	—	—

NET LOSS APPLICABLE TO
COMMON SHARES OUTSTANDING	$(5,332)	$(9,325)	$(557)	$(4,896)	$(20,851)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	10,260,000	10,128,619	10,260,000	10,260,000

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative totals
			September 29, 2004 (Inception)
	2006	2005	through June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,332)	$(9,325)	$(20,851)
adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Deferred charges	(29,000)	—	(29,000)
Customer Deposits	29,000	—	29,000
Total adjustments	—	—	—

Net cash (used in ) operating activities	(5,332)	(9,325)	(20,851)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	—	26,000	36,000

Net cash provided by financing activities	—	26,000	36,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,332)	16,675	15,149

CASH AND CASH EQUIVALENTS -
BEGINNING PERIOD	20,481	9,774	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,149	$26,449	$15,149

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

JUNE 30, 2006 AND 2005

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2006.

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

Advertising Costs

Advertising and promotions costs are expensed as incurred. Advertising expenses for the six months ended June 30, 2006 and 2005 was $922 and $0 and for the period from September 29, 2004 (inception) to June 30, 2006 was $3,907.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	June 30, 2006	June 30, 2005

Net (loss)	$(5,332)	$(9,325)

Weighted average common shares outstanding (Basic)	10,260,000	10,128,619

Options	—	—
Warrants	—	—

Weighted average common shares outstanding (Diluted)	10,260,000	10,128,619

There are no common stock equivalents outstanding at June 30, 2006 and 2005.

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent accounting Pronouncements (Continued)

The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent accounting Pronouncements (Continued)

to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

NOTE 3 -	DEFERRED CHARGE (REVENUE)

On March 23, 2006, the Company agreed to perform services related to the oversight of various construction activities totaling $60,500. Deferred revenue represents payments received in advance of services to be rendered. Conversely, deferred charges represent expenditures paid for services to received.

NOTE 4 -	STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock having a par value $.001 and authorized to issue 100,000,000 shares of common stock.

In October 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

On March 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

There were no shares issued for the six-month period ended June 30, 2006.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 5 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 29, 2004 (Inception) through June 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 6 -	PROVISION FOR INCOME TAXES

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

At June 30, 2006 and 2005 deferred tax assets consist of the following:

	2006		2005
Deferred tax assets	$6,255		$2,865
Less: valuation allowance	(6,255)		(2,865)
	$-0	-	$-0	-

At June 30, 2006, the Company had accumulated deficits during the development stage of $20,851 and $9,551 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

We were incorporated on September 29, 2004, and have begun to implement our planned principal operations. Our efforts to date have focused primarily on the development and implementation of our business plan. No development related expenses have been or will be paid to affiliates of NDCI.

During the six months ended June 30, 2006 and 2005, we generated no revenues. Since our inception through June 30, 2006, we generated a total of $1,400 in revenues from sales of our custom wine racks. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

There was no cost of sales in the three months ended June 30, 2006 and 2005, since we did not realize any sales during those periods. Cost of sales from our inception through June 30, 2006 was $319, related specifically to our wine rack products. The resultant gross profit since our inception on September 29, 2004 was $1,081.

Total expenses for the three months ended June 30, 2006 were $557, consisting of general and administrative expenses in the amount of $75 and professional fees totaling $482. For the three months ended June 30, 2005, we incurred total expenses of $4,896, consisting of $4,612 in professional fees and $284 in general and administrative expenses. Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan. Total expenses since our inception to June 30, 2006 were $21,932, of which $4,175 is attributable to general and administrative expenses, $2,385 to outside services expenses, $3,907 to advertising, and $11,465 to professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception. For the three months ended June 30, 2006 and 2005, our net losses were $557 and $4,896, respectively. From the date of our inception to June 30, 2006, we had a cumulative deficit of $20,851. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in the footnotes to the financial statements. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of June 30, 2006 of $15,149 is sufficient to continue operations for the next at least 12 months without obtaining additional capital infusions. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 9 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

NEW DESIGN CABINETS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	August 10, 2006
Kenneth P. Laurent	Chief Executive Officer