Form 10QSB
period 2006-09-30
New Design Cabinets, Inc.
filed 2006-11-14
CIK 1321517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

3

NEW DESIGN CABINETS, INC.

(A Development Stage Company)

September 2006 and 2005

Table of Contents

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

Cash and cash equivalents	$12,088
Deferred charges	29,000

Total Current Asset	41,088

Total Assets	$41,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Deferred Revenue	$29,000

Total Current Liabilities	29,000

Total Liabilities	29,000

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,260,000 shares issued and outstanding	10,260
Additional paid-in capital	25,740
Deficit accumulated during the development stage	(23,912)

Total Stockholders’ Equity	12,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,088

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the nine months ended		For the three months ended		Cumulative Totals
	September 30,		September 30,		September 29, 2004 (Inception)
	2006	2005	2006	2005	Through September 30, 2006
OPERATING REVENUES
Sales	$—	$—	$—	$—	$1,400

COST OF SALES	—	—	—	—	319

GROSS PROFIT	—	—	—	—	1,081

OPERATING EXPENSES
Professional fees	6,670	9,855	2,811	1,576	14,276
General and administrative expenses	445	1,878	250	832	4,425
Outside services	356	—	—	—	2,385
Advertising	922	—	—	—	3,907
Total operating expenses	8,393	11,733	3,061	2,408	24,993

NET (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(8,393)	(11,733)	(3,061)	(2,408)	(23,912)
Provision for income taxes	—	—	—	—	—

NET (LOSS) APPLICABLE TO
COMMON SHARES	$(8,393)	$(11,733)	$(3,061)	$(2,408)	$(23,912)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,260,000	10,172,894	10,260,000	10,260,000

NET (LOSS) PER COMMON SHARES
OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the nine	For the nine	Cumulative totals
	months ended	months ended	September 29, 2004 (Inception)
	September 30,2006	September 30, 2005	through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,393)	$(11,733)	$(23,912)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities
(Increase) in deferred charge	(29,000)	(29,000)	(29,000)
Increase in deferred revenues	29,000	29,000	29,000
Total adjustments	—	—	—

Net cash (used in ) operating activities	(8,393)	(11,733)	(23,912)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	—	26,000	36,000

Net cash provided by financing activities	—	26,000	36,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(8,393)	14,267	12,088

CASH AND CASH EQUIVALENTS -
BEGINNING PERIOD	20,481	9,774	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,088	$14,041	$12,088

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

(CONTINUED)

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 there were no uninsured balances.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2006.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

Advertising Costs

Advertising and promotions costs are expensed as incurred. Advertising costs were $922 and $-0- for the nine months ended September 30, 2006 and 2005, respectively.

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

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended,
	September 30, 2006	September 30, 2005

Net loss	$(8,393)	$(11,733)
Weighted average common shares
outstanding (Basic)	10,260,000	10,172,894

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	10,260,000	10,172,894

There were no common stock equivalents outstanding at September 30, 2006 and 2005.

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

Stock Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Stock Based Compensation (Continued)

No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent accounting Pronouncements (Continued)

impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent accounting Pronouncements (Continued)

guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent accounting Pronouncements (Continued)

recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

NOTE 3 -	STOCKHOLDERS’ EQUITY

On October 13, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

On February 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

There were no shares issued for the three month period ended September 30, 2006.

NOTE 4 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 29, 2004 (Inception) through September 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 4 -	GOING CONCERN (CONTINUED)

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

At September 30, 2006 and 2005, deferred tax assets consisted of the following:

	September 30, 2006	September 30, 2005
Deferred tax assets	$8,000	$4,000
Less: valuation allowances	(8,000)	(4,000)
Net deferred tax assets	$—	$—

At September 30, 2006 and 2005, the Company had accumulated deficits during the development stage of approximately $24,000 and $12,000, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 -	DEFERRED REVENUE

On March 23, 2006, the Company agreed to perform services related to the oversight of various construction activities to an aggregate amount of $60,500. As of September 30, 2006, $29,000 is reflected as revenues received in advance.

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

During the nine three and months ended September 30, 2006 and 2005, we generated no revenues. Since our inception through September 30, 2006, we generated a total of $1,400 in revenues from sales of our custom wine racks. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

There was no cost of sales in the three and nine months ended September 30, 2006 and 2005, since we did not realize any sales during those periods. Cost of sales from our inception through September 30, 2006 was $319, related specifically to our wine rack products. The resultant gross profit since our inception on September 30, 2006 was $1,081.

Total expenses for the three months ended September 30, 2006 were $3,061, consisting of general and administrative expenses in the amount of $250 and professional fees totaling $2,811. For the three months ended September 30, 2005, we incurred total expenses of $2,408, consisting of $1,576 in professional fees and $832 in general and administrative expenses. The increase in total expenses for this period is attributable to higher costs of being a public reporting entity. During the nine months ended September 30, 2006, total expenses were $8,393, consisting primarily of professional fees in the amount of $6,670, advertising costs of $922, general and administrative expenses of $445 and $356 in outside services. In the comparable nine month period ended September 30, 2005, total expenses were $11,733, of which $9,855 was paid in professional fees and $1,878 in general and administrative expenses. Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan during the first half of 2005. Total expenses since our inception to September 30, 2006 were $24,993, of which $4,425 is attributable to general and administrative expenses, $2,385 to outside services expenses, $3,907 to advertising, and $14,276 to professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception. For the three months ended September 30, 2006 and 2005, our net losses were $3,061 and $2,408, respectively. In the nine months ended September 30, 2006, we incurred a net loss of $8,393, compared to a net loss of $11,733 during the same period ended September 30, 2005. From the date of our inception to September 30, 2006, we had a cumulative deficit of $23,912. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in the footnotes to the financial statements. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of September 30, 2006 of $12,088 is sufficient to continue operations for the next at least 12 months without obtaining additional capital infusions. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 9 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

NEW DESIGN CABINETS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	November 2, 2006
Kenneth P. Laurent	Chief Executive Officer