Form 10KSB
period 2006-12-31
New Design Cabinets, Inc.
filed 2007-03-30
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

None
(Title of class)

_______
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “NDSG.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $26,000 as of March 28, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 28, 2007 was 10,260,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 29, 2004.  We are a development stage company with limited operations attempting to establish a base of operations in the custom cabinetry and furniture industry.  In our initial operating period from inception to December 31, 2006, we generated revenues of $1,400, while incurring $27,836 net expenses.  This resulted in a cumulative net loss of $26,755 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.

On March 23, 2006, we agreed to perform services for a custom home construction company related to the oversight of various construction activities totaling $60,500.  As of December 31, 2006, we received $29,000 in advance payment for these services, which amount is recorded as deferred revenues.  Through the date of this Annual Report, we have collected an aggregate of $52,000 in relation to these construction services.  We anticipate the completion of this project to occur in the second quarter of 2007.

Our administrative office is located at 3313 N. 83rd Place, Scottsdale, Arizona 85251, telephone (480) 990-8330.

NDSG's fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

New Design Cabinets, Inc. is a builder of specialty, custom designed cabinets and wine racks.  Customers are able to consult with us throughout the entire development process, from conception and layout to the selection of materials, to create fully-customized designs.  We design, manufacture and install custom cabinetry and wine racks for discriminating home owners in and around the Scottsdale, Arizona region and have no plans to expand our geographic presence in the near future.  During the year ended December 31, 2006, we agreed to perform services on behalf of a custom home builder related to the oversight of various construction activities totaling $60,500, of which we collected $29,000 for services not yet provided.

In addition to providing custom woodwork, we also manufacture wine rack "kits."  These kits vary in the number of bottles the rack will hold and the type of wood used in its construction.  The installation and assembly of these pre-fabricated racks will be the responsibility of the purchaser.  Our wine racks can be used as a stand-alone single wine rack, or as part of a full wine cellar design.  During the year ended December 31, 2005, we realized revenues of $1,400 from sales of pre-fabricated wine racks.  We did not receive any orders for kits in the year ended December 31, 2006.  We have no recurring customer base and no agreements with customers to purchase our wine racks on an ongoing basis.

Distribution Methods of the Products

We have established a website at www.newdesigncabinets.com.  This website serves as our primary marketing medium.  All contacts we meet are directed to view this site, which displays certain of our past projects and provides aesthetic design ideas for potential customers.  We currently have no marketing or sales initiatives or arrangements in development or effect other than our web site.

Industry background and competition

We are a small company that has generated only minimal revenues and lacks a significant customer base.  All of our competitors have longer operating histories and established relationships with architects and contractors, as well have greater financial, management, manufacturing, sales, marketing and other resources than we do.  The custom cabinet and wine rack industry is highly competitive and fragmented, with minimal barriers to entry.  Competitors range from multi-national entities to firms serving a limited geographical region.  In the Scottsdale, Arizona metropolitan area, there are approximately 181 entities selling some form of custom or pre-manufactured cabinetry and wine racks.   Despite the volume of competition, our management believes that most competitors offer little in the area of customized designs.  As a result, our focus is to carve out a niche serving that particular market.  We cannot assure you that we will be successful in doing so, as we are a small company with a minimal base of operations.

Sources and availability of raw materials and the names of principal suppliers

We obtain materials to be used in the manufacture of our cabinets and wine racks from lumber wholesalers and dealers in the Phoenix-Scottsdale region of Arizona.  We believe lumber and other supplies are readily available from numerous sources and we do not expect to encounter any shortages or lack thereof.

Effect of existing or probable government regulations

New Design Cabinets, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

Employees

New Design Cabinets, Inc. is currently in the development stage.  We rely exclusively on the services of our sole officer and director, Kenneth P. Laurent.  Mr. Laurent works for us on a part time basis and is prepared to dedicate additional time, as needed.  His responsibilities include administrative duties, as well as the design and building of all cabinetry and wine racks.

At this time, there are no other full- or part-time employees.  We do not expect to hire any additional employees over the next 12 months.  In the event our operations necessitate the addition of skilled craftsmen, we plan to contract individuals on a per-project basis.  Additionally, we may decide to contract a sales agent to assist us in executing and marketing our business in the next 12 to 24 months.  Any skilled worker or sales agent we hire will be paid on a contractual basis, will work with us part-time and will not be considered a salaried employee.

Reports to Security Holders

1.

New Design Cabinets will furnish shareholders with audited annual financial reports certified by NDSG's independent accountants.

2.

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

3.

You may read and copy any materials New Design Cabinets will file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Risk Factors

Limited Operating History.

New Design Cabinets was formed on September 29, 2004.  We have little operating history on which to evaluate our business and prospects.  Our prospectus must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  We cannot guarantee that we will be successful in establishing ourselves in the cabinetry construction business.  To date, we have generated limited revenues and expect to continue to incur losses for the foreseeable future.  If we fail to establish a sustainable base of operations for our cabinetry and wine rack manufacturing business, we will be forced out of business, in which case investors may lose their entire investment.

Competitive Risks.

Generally, NDSG's actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition.  Therefore, these competitors have a significantly greater ability to attract customers.  In addition, many of these competitors may be able to devote greater resources than NDSG to the development, promotion and sale of their products.  There can be no assurance that NDSG's current or potential competitors will not develop products comparable or superior to those to be offered by us.  Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect NDSG's business, results of operation and financial condition.

Going Concern

As of the date of this Annual Report, we have had only limited start-up operations and generated limited revenues.  Taking these facts into account, our independent public accountants have expressed substantial doubt about our ability to continue as a going concern.  If our business fails, investors may face a complete loss of their investment.

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

Potential Conflicts of Interest

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

Loss of Investment

As of this date of this Annual Report, no public market for New Design Cabinets, Inc.'s Common Stock has yet been established.  The Company has been approved for listing on the OTC Bulletin Board under the symbol “NDSG” effective December 8, 2005.  There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of New Design Cabinets, Inc. fail to develop, investors in New Design Cabinets, Inc.'s common stock may lose their entire investment. In addition, in the event that  a viable  public  trading  market for  New Design Cabinets, Inc.'s common  stock  does  develop, such  trading,  if  and  when transacted, may be subject to the low-priced security or so-called  "penny  stock" rules that impose  additional  sales practice  requirements  on  broker-dealers  who  sell  such securities.   For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a "penny stock" can adversely affect   the   market   liquidity   for   the   securities.  Furthermore,  the  market  price of  the  Company's  common stock,  if  and when traded, may be subject to  significant fluctuations,  and such fluctuations, as well  as  economic conditions generally, may adversely affect the market price of our securities.

We Have No History of Paying Dividends.

New Design Cabinets, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, New Design Cabinets intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including New Design Cabinet’s financial condition and the results of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2006, thus there was no vote of securities holders in 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective December 8, 2005, the Company has been approved for listing on the OTC Bulletin Board under the symbol "NDSG".  As of December 31, 2006, no public market in New Design Cabinets, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  New Design Cabinets, Inc.  makes no representation about the value of its common stock.

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

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2006, New Design Cabinets, Inc. has 10,260,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  New Design Cabinets, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

New Design Cabinets, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, New Design Cabinets, Inc. intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including New Design Cabinets, Inc.'s financial condition and the  results  of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

In October 2004, we issued 10,000,000 shares of our common stock to Kenneth P. Laurent, our sole officer and director, in exchange for services performed valued at $10,000.  Mr. Laurent  was  a  sophisticated investor  who, at the time of the investment, as the  founder  of New Design Cabinets, Inc. was in possession of all available  material information  about  New Design Cabinets, Inc.

We believe that the transaction delineated above is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.

This issuance did not involve underwriters, underwriting discounts or commissions;

2.

Restrictive legends are placed on all certificates issued;

3.

The distribution did not involve general solicitation or advertising; and

4.

The distributions was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  All sophisticated investors were given access to all information about our business  and  the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Private Placement

On March 22, 2005, we sold an aggregate of 260,000 shares of our common stock in an offering made under Regulation D, Rule 505 to 23 individuals for cash in the amount of $26,000.

ITEM 6.  MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When  used  in this document, the words "anticipate," "estimate,"  "expect,"  "may,"  "plans,"  "project,"   and similar expressions are intended to be among the statements that  identify  forward-looking statements.  New Design Cabinets, Inc.’s results may differ significantly from the results discussed in   the   forward-looking   statements.   Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on  its ability  to attract and retain skilled managers  and  other personnel;  the  intense competition within the  restaurant industry;  the  uncertainty of  the  Company's  ability  to manage  and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy  of accounting and other estimates; the Company's future  financial  and operating results,  cash  needs  and demand  for  its  services; and the  Company's  ability  to maintain and comply with permits and licenses; as  well  as other  risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

New Design Cabinets, Inc. Ltd. was incorporated in the State of Nevada on September 29, 2004.  For the year ended December 31, 2006, we did not generate any revenues.  Comparatively, in the year ago period ended December 31, 2005, we realized $1,400 in revenues from sales of our wine racks.  After accounting for $319 in cost of goods sold in the period ended December 31, 2005, our gross profit amounted to $1,081.  Since our inception through December 31, 2006, we have generated a total of $1,400 in revenues from sales of our products.  In consideration of cost of goods sold of $319, our gross profit from inception to December 31, 2006 was $1,081.  We do not have any long-term agreements to sell wine racks or to provide cabinetry services to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

On March 23, 2006, we agreed to perform services on behalf of a luxury custom home builder related to the oversight of various construction activities in the aggregate amount of $60,500.  During the year ended December 31, 2006, we collected $29,000 in cash related to this project in advance.  We did not render the services in full during 2006, and thus have not recognized the amount as revenues.  Subsequent to the period covered by this Annual Report, in March 2007, we collected an additional $23,000 in relation to this project.  The aggregate amount collected since we began oversight of construction activities is $52,000.  The services are related specifically to the oversight of cabinets and built-in furniture being constructed by a home builder in Fountain Hills, Arizona and is currently scheduled to be completed during the second quarter of 2007.

For the year ended December 31, 2006, we incurred operating expenses in our continued pursuit of our business in the amount of $11,236, consisting of $9,794 in professional fees, advertising expenses of $922 and general and administrative expenses in the amount of $520.  Total expenses for the fiscal year 2006 were roughly 31%, or $5,138, lower than the year ago period ended December 31, 2005, during which time we incurred total operating expenses in the amount of $16,374.  Total operating expenses for the fiscal year 2005 consisted primarily of $7,505 in professional fees, $3,855 in general and administrative fees, advertising costs of $2,985 and outside services in the amount of $2,029.  Management believes that the decrease in expenditures in 2006 from 2005 can be ascribed to a slow down in business to due lower advertising efforts and the down turn in the housing market, in general.  Total operating expenses since our inception on September 29, 2004 to December 31, 2006 were $27,836, of which $17,400 is attributable to professional fees, $4,500 in general and administrative expenses, advertising fees of $3,907 and $2,029 for outside services.

Since our inception, we have incurred net losses due to our sales revenues being significantly lower than our operating expenditures.  For the year ended December 31, 2006, our net loss was $11,236, compared to a net loss of $15,293 in the year ago period ended December 31, 2005.  From the date of our inception to December 31, 2006, we had a cumulative deficit of $26,755.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements.  If our business fails, our investors may face a complete loss of their investment.

Since our inception, we have financed our operations through private sales of our common equity.  In October 2004, we issued 10,000,000 shares of our common stock to Kenneth P. Laurent, the sole officer and director, in exchange for cash in the amount of $10,000.  Additionally, in January 2005, we sold an aggregate of 260,000 shares of our common stock to 23 unrelated third parties for cash proceeds of $26,000.

Our sole officer and director believes that our cash on hand as of December 31, 2006 in the amount of $9,245 is sufficient to maintain our current level of operations for the next approximately 12 months.  However, generating sales in the next 12 months is imperative for us to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $12,000 in revenues over the next 12 months in order for us to support ongoing operations.  Over the course of fiscal year 2007, we expect to use the Internet as our primary marketing tool.  www.newdesigncabinets.com was created to offer information about our company and custom cabinetry services.  The site contains pictures of custom woodwork designed and manufactured by our sole officer and director, Mr. Kenneth Laurent.  All customer contacts will be directed to view our website to see the work samples and, if interested, contact us for additional information or for price quotes.  Most potential sales leads are anticipated to be derived as a result of our services being provided to a custom home builder.  It is anticipated that these architects and contractors will act as referral sources for our business, thus we do not expect to incur additional marketing and advertising expenses.

If we do not generate sufficient revenues to meet our expenses over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We do not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time.  Our sole officer and director works for us on a part-time basis, and is prepared to devote additional time, as necessary.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005	2

Statements of Operations for the years ended
December 31, 2006 and 2005 with Cumulative Totals Since Inception	3

Statement of Changes in Stockholder’s Equity
for Period September 29, 2004 (Inception)
through December 31, 2005	4

Statements of Cash Flow for the Years ended December 31, 2006
and 2005 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-13

BAGELL, JOSEPHS, LEVINE AND COMPANY, LLC

Certified Public Accountants

High Ridge Commons

Suites 400 - 403

200 Haddonfield Berlin Road

Gibbsboro, NJ 08026

(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

New Design Cabinets, Inc.

Scottsdale, AZ 85251

We have audited the accompanying balance sheet of New Design Cabinets, Inc., a development stage company (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholder’s equity, and cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since the Company’s inception September 29, 2004 for the statements of operations, changes in stockholder’s equity and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Design Cabinets, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since inception September 29, 2004 for the statements of operations, changes in stockholder’s equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, NJ 08026

March 9, 2007

F1

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005

CURRENT ASSET

Cash and cash equivalents	$ 9,245	$ 20,481
Deferred charge	29,000	-

Total Current Asset	38,245	20,481

Total Assets	$ 38,245	$ 20,481

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability:
Deferred Revenue	$ 29,000	$ -

Total Current Liability	29,000	-

Total Liability	29,000	-

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized;
10,260,000 shares issued and outstanding	10,260	10260
Additional paid-in capital	25,740	25,740
Deficit accumulated during the development stage	(26,755)	(15,519)

Total stockholder's equity	9,245	20,481

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$ 38,245	$ 20,481

The accompanying notes are an integral part of these financial statements.

F2

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 29, 2004 (Inception)
	2006	2005	Through December 31,2006

OPERATING REVENUES
Sales	$ -	$ 1,400	$ 1,400

COST OF SALES	-	319	319

GROSS PROFIT	-	1,081	1,081

OPERATING EXPENSES
Professional fees	9,794	7,505	17,400
General and administrative expenses	520	3,855	4,500
Outside services	-	2,029	2,029
Advertising	922	2,985	3,907
Total operating expenses	11,236	16,374	27,836

LOSS BEFORE PROVISION FOR
INCOME TAXES	(11,236)	(15,293)	(26,755)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO
COMMON SHARES	$ (11,236)	$ (15,293)	$ (26,755)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	10,260,000	10,222,247

The accompanying notes are an integral part of these financial statements.

F3

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD SEPTEMBER 29, 2004 (INCEPTION) TO DECEMBER 31, 2006

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, September 29, 2004	-	$ -	$ -	$ -	$ -

Issuance of founder shares for cash	10,000,000	10,000	-	-	10,000

Net activity for the period September 29, 2004
(Inception) to December 31, 2004	-	-	-	(226)	(226)

Balance, December 31, 2004	10,000,000	10,000	-	(226)	9,774

Issuance of shares for cash	260,000	260	25,470	-	26,000

Net loss for the year ended December 31, 2005	-	-	-	(15,293)	(15,293)

Balance, December 31, 2005	10,260,000	10,260	25,470	(15,519)	20,481

Net loss for the year ended December 31, 2006	-	-	-	(11,236)	(11,236)

Balance, December 31, 2006	10,260,000	$10,260	$ 25,740	$ (26,755)	$ 9,245

The accompanying notes are an integral part of these financial statements.

F4

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 29, 2004 (Inception)
	2006	2005	through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,236)	$ (15,293)	$ (26,755)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Deferred charge	(29,000)	-	(29,000)
Deferred revenue	29,000	-	29,000

Changes in assets and liabilities

Total adjustments	-	-	-

Net cash (used in) operating activities	(11,236)	(15,293)	(26,755)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	-	26,000	36,000

Net cash provided by financing activities	-	26,000	36,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(11,236)	10,707	9,245

CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR	20,481	9,774	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 9,245	$ 20,481	$ 90,245

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F5

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

F6

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2006 and 2005.

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

Advertising Costs

Advertising and promotion costs are expensed as incurred.  Advertising expense for the years ended December 31, 2006 and 2005 and for the period from September 29, 2004 (inception) to December 31, 2006 was $922, $2,985 and $3,907, respectively.

F7

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. This standard did not have an impact on the Company’s financial positions, results of operations or cash flows.

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. This standard did not have an impact on the Company’s financial positions, results of operations or cash flows.

F8

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006 and December 31, 2005:

	2006	2005

Net Loss	$ (11,236)	$ (15,293)

Weighted average common shares
Outstanding (Basic)	10,260,000	10,222,247

Options
Warrants

Weighted average common shares
Outstanding (Diluted)	10,260,000	10,222,247

There are no common stock equivalents outstanding at December 31, 2006 and 2005.

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

F9

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset

F10

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of  the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other

F11

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

NOTE 3 - STOCKHOLDERS’ EQUITY

On October 13, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 10,000,000 shares of stock to its founder for cash of  $10,000.

On February 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

There were no issuances of common stock during 2006.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since September 29, 2004 (Inception) through December 31, 2006.  The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s service development efforts. Management’s plans include marketing of their

F12

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 4 - GOING CONCERN (CONTINUED)

services and establishment of key management personnel to support the business plan. With the business plan being followed and working capital being raised management believes that the operations and sales will make the Company a viable entity over the next twelve months.

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

At December 31, 2006 and 2005 deferred tax assets consist of the following:

	2006	2005
Deferred tax assets	$ 8,042	$ 3,557
Less: valuation allowance	(8,042)	(3,557)
Net deferred tax assets	$ -0-	$ -0-

At December 31, 2006 and 2005, the Company had accumulated deficits of $26,755 and $15,519, respectively during the development stage to offset future taxable income.  The Company has established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - DEFERRED REVENUE

On March 23, 2006, the Company agreed to perform services related to the oversight of various construction activities to an aggregate amount of $60,500. As of December 31, 2006, $29,000 is reflected as revenues received in advance.

F13

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

New Design Cabinets, Inc.'s Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified. The officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of New Design Cabinets, Inc.:

Name	Age	Position
Kenneth P. Laurent	73	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Kenneth P. Laurent has held his office/position since September 29, 2004,  and  is  expected to hold  his  office/position until  the  next  annual meeting of  New Design Cabinets, Inc.'s stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all forms required under Section 16(a) in February 2007 and had no trading activity in 2006.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for the fiscal years ended  December  31, 2006 and 2005 cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer :

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Kenneth P. Laurent	2006	-	-	-	-	-	-	-
President and CEO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006 certain information regarding the beneficial ownership of our common stock by:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$ 7,500	$ 5,850
Audit-related fees	304	405
Tax fees	275	250
All other fees	-	-

Total fees	$ 8,079	$ 6,505

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

New Design Cabinets, Inc.

Signature	Title	Date

/s/ Kenneth P. Laurent	Chief Executive Officer, President	March 29, 2007
Kenneth P. Laurent	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Design Cabinets, Inc.

Signature	Title	Date

/s/ Kenneth P. Laurent	Chief Executive Officer and	March 29, 2007
Kenneth P. Laurent	President

/s/ Kenneth P. Laurent	Secretary/Treasurer
Kenneth P. Laurent	Chief Financial Officer	March 29, 2007