Form 10QSB
period 2007-03-31
New Design Cabinets, Inc.
filed 2007-05-14
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB for the year ended December 31, 2006 previously filed with the Commission on March 30, 2007, and subsequent amendments made thereto.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

ASSETS
2007
Current Assets:

Cash and cash equivalents	$14,291
Deferred Charge	43,500

Total Current Assets	57,791

TOTAL ASSETS	$57,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$1,054
Deferred Revenue	52,000

Total Current Liabilities	53,054

Total Liabilities	53,054

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,260,000 shares issued and outstanding	10,260
Additional paid-in capital	25,740
Deficit accumulated during the development stage	(31,263)

Total Stockholders’ Equity	4,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,791

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative totals
			September 29, 2004 (Inception)
	2007	2006	through March 31, 2007

OPERATING REVENUES
Sales, net allowance	$-	$-	$1,400

Cost of Sales	-	-	319

GROSS PROFIT	-	-	1,081

OPERATING EXPENSES
Professional fees	3,350	3,376	20,750
General and administrative expenses	852	120	5,352
Outside services	306	356	2,335
Advertising	-	922	3,907
Total Operating Expenses	4,508	4,774	32,344

NET LOSS BEFORE OTHER EXPENSES	(4,508)	(4,774)	(31,263)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,508)	(4,774)	(31,263)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,508)	$(4,774)	$(31,263)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,260,000	10,260,000

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			September 29, 2004 (inception)
	2007	2006	through March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,508)	$(4,774)	$(31,263)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Changes in assets and liabilities
Deferred charges	(14,500)	(29,000)	(43,500)
Accounts payable	1,054	-	1,054
Deferred revenue	23,000	29,000	52,000

Total adjustments	9,554	-	9,554

Net cash provided by (used in) operating activities	5,046	(4,774)	(21,709)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	36,000

Net cash provided by financing activities	-	-	36,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	5,046	(4,774)	14,291

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	9,245	20,481	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,291	$15,707	$14,291

SUPPLEMENTAL CASH FLOW INFORMATION;
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2007.

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carryforwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotion costs are expensed as incurred.  Advertising expenses for the three months ended March 31, 2007 and 2006 for the period from September 29, 2004 (inception) to March 31, 2007 was $0, $922 and $3,907, respectively.

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exchange of Non-Monetary Assets (Continued)

value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Certain Hybrid Financial Instruments (Continued)

This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	2007	2006

Net loss	$ (4,508)	$ (4,774)

Weighted average common	10,260,000	10,260,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	10,260,000	10,260,000

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

There are no common stock equivalents outstanding at March 31, 2007.

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

There were no stock transactions for year ended December 31, 2006 or for the three month period ended March 31, 2007.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since September 29, 2004 (Inception) through March 31, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s service development efforts. Management’s plans include marketing of their services and establishment of key

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 4 - GOING CONCERN (CONTINUED)

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

At March 31, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax assets	$ 9,379	$ 5,713
Less: valuation allowance	(9,379)	(5,713)

Net deferred tax assets	$ -	$ -

At March 31, 2007 and 2006, the Company had accumulated deficits during the development stage of $31,263 and $19,043 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

New Design Cabinets, Inc. was incorporated in the State of Nevada on September 29, 2004.  For the three months ended March 31, 2007 and 2006, we did not generate any revenues from sales of our wine racks and custom cabinetry construction services.  Since our inception through March 31, 2007, we have generated a total of $1,400 in revenues from sales of our products.  Taking into consideration cost of goods sold of $319, our gross profit from inception to March 31, 2007 was $1,081.  We do not have any long-term agreements to sell wine racks or to provide cabinetry services to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

On March 23, 2006, we agreed to perform services on behalf of a luxury custom home builder related to the oversight of various construction activities in the aggregate amount of $60,500.  The services are related specifically to the oversight of cabinets and built-in furniture being constructed by a home builder in Fountain Hills, Arizona.  As of March 31, 2007, we collected $52,000 in cash related to this project in advance.  We did not render the services in full as of March 31, 2007, thus we have classified the monies received as deferred revenues.  In relation to this project, we recorded deferred charges in the amount of $43,500 as of March 31, 2007.  The deferred charges relate to amounts paid to a subcontractor for construction work performed, but not yet completed.  During the quarter ended March 31, 2007, the subcontractor previously performing the actual cabinet fabrication and installation was terminated.  As a result, we have verbally committed to perform the building and installation of the cabinets ourselves.  We expect to have this project completed during the second quarter of 2007.

Cost of sales related to revenues generated in the three month period ended March 31, 2007 and 2006 was $0, which resulted in no gross profit during that period.  Resultantly, our gross profit for the first quarter of 2006 was zero.  Since our inception, cost of sales totaled $319.  The resultant gross profit since from our inception on September 29, 2004 through March 31, 2007 was $1,081.

Total expenses for the three months ended March 31, 2007 were $4,508, consisting of general and administrative expenses in the amount of $852, professional fees totaling $3,350, and $306 for outside services.  For the three months ended March 31, 2006, we incurred total expenses of $4,774, consisting of $3,376 in professional fees, $922 in advertising expenses, $356 for outside services and $120 in general and administrative expenses.  Total expenses since our inception to March 31, 2007 were $32,344, of which $5,352 is attributable to general and administrative expenses, $2,335 to outside services expenses, $3,907 to advertising, and $20,750 to professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception.  For the three months ended March 31, 2007 and 2006, our net losses were $4,508 and $4,774, respectively.  From the date of our inception to March 31, 2007, we had a cumulative deficit of $31,263.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this quarterly report.  If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of March 31, 2007 of $14,291 is sufficient to continue operations for the next 12 months without obtaining additional capital infusions.  However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 9 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because we have limited operations.  Generating sales in the next 12 months is imperative for us to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $12,000 in revenues over the next 12 months in order for us to support ongoing operations.  Over the course of fiscal year 2007, we expect to use the Internet as our primary marketing tool.  The website www.newdesigncabinets.com was created to offer information about our company and custom cabinetry services.  The site contains pictures of custom woodwork designed and manufactured by our sole officer and director, Mr. Kenneth Laurent.  All customer contacts will be directed to view our website to see the work samples and, if interested, contact us for additional information or for price quotes.  Most potential sales leads are anticipated to be derived as a result of our services being provided to a custom home builder.  It is anticipated that these architects and contractors will act as referral sources for our business, thus we do not expect to incur additional marketing and advertising expenses.

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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	May 10, 2007
Kenneth P. Laurent	Chief Executive Officer