Form 10QSB
period 2007-06-30
New Design Cabinets, Inc.
filed 2007-08-14
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

JUNE 30, 2007

ASSETS
2007
Current Assets:

Cash and cash equivalents	$6,067
Deferred charge	32,625

Total Current Assets	38,692

TOTAL ASSETS	$38,692

LIABILITY AND STOCKHOLDER’S DEFICIT

LIABILITY
Current Liability:
Deferred Revenue	39,000

Total Current Liability	39,000

Total Liabilities	39,000

STOCKHOLDER’S DEFICIT
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,260,000 shares issued and outstanding	10,260
Additional paid-in capital	25,740
Deficit accumulated during the development stage	(36,308)

Total Stockholder’s Deficit	(308)

TOTAL LIABILITY AND STOCKHOLDER’S DEFICIT	$38,692

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the six months ended		For the three months ended		Cumulative Totals
	June 30,		June 30,		September 29, 2004 (Inception)
	2007	2006	2007	2006	Through June 30, 2007

OPERATING REVENUES
Sales, net of allowance	$13,000	$-	$13,000	$-	$14,400

Cost Of Sales	16,705	-	16,705	-	17,024

GROSS PROFIT (LOSS)	(3,705)	-	(3,705)	-	(2,624)

OPERATING EXPENSES
Professional fees	4,268	3,859	918	482	21,668
General and administrative expenses	1,224	195	372	75	5,724
Outside services	356	356	50	-	2,385
Advertising	-	922	-	-	3,907
Total Operating Expenses	5,848	5,332	1,340	557	33,684

LOSS BEFORE OTHER EXPENSE	(9,553)	(5,332)	(5,045)	(557)	(36,308)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(9,553)	(5,332)	(5,045)	(557)	(36,308)
Provision for income taxes	-	-	-	-	-

NET (LOSS) APPLICABLE TO
COMMON SHARES	$(9,553)	$(5,332)	$(5,045)	$(557)	$(36,308)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,260,000	10,260,000	10,260,000	10,260,000

NET (LOSS) PER COMMON SHARES
OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 29, 2004 (inception)
	2007	2006	through June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,553)	$(5,332)	$(36,308)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in deferred charges	(3,625)	(29,000)	(32,625)
Increase in deferred revenue	10,000	29,000	39,000

Total adjustments	6,375	-	6,375

Net cash (used in) operating activities	(3,178)	(5,332)	(29,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	36,000

Net cash provided by financing activities	-	-	36,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(3,178)	(5,332)	6,067

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	9,245	20,481	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,067	$15,149	$6,067

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

JUNE 30, 2007 AND 2006

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2007.

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

JUNE 30, 2007 AND 2006

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

Advertising Costs

Advertising and promotion costs are expensed as incurred.  Advertising expenses for the six months ended June 30, 2007 and 2006, and for the period from September 29, 2004 (inception) to June 30, 2007 was $0, $922 and $3,907, respectively.

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

JUNE 30, 2007 AND 2006

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

JUNE 30, 2007 AND 2006

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2007 and 2006:

	2007	2006

Net (loss)	$ (9,553)	$ (5,332)

Weighted average common	10,260,000	10,260,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	10,260,000	10,260,000

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

There are no common stock equivalents outstanding at June 30, 2007.

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

As of June 30, 2007, there were no other common stock issuances.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since September 29, 2004 (Inception) through June 30, 2007.  The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s service development efforts. Management’s plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 4 - GOING CONCERN (Continued)

operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5- PROVISION FOR INCOME TAXES

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

At June 30, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax assets	$10,892	$6,255
Less: valuation allowance	(10,892)	(6,255)
Net deferred tax assets	$ -0-	$ -0-

At June 30, 2007 and 2006, the Company had accumulated deficits during the development stage of $36,308 and $20,851 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

New Design Cabinets, Inc. was incorporated in the State of Nevada on September 29, 2004.  For the three months ended June 30, 2007, we recognized $13,000 in revenues from sales of our custom cabinetry construction services.  These services were provided in connection with our March 23, 2006, verbal agreement to perform services on behalf of a luxury custom home builder related to the oversight of various construction activities in the aggregate amount of $60,500.  The services are related specifically to the oversight of cabinets and built-in furniture being constructed by a home builder in Fountain Hills, Arizona.  During the first quarter ended March 31, 2007, the subcontractor previously performing the actual cabinet fabrication and installation was terminated.  As a result, we have verbally committed to perform the building and installation of the cabinets ourselves.  We have completed this project as of August 6, 2007.

As of June 30, 2007, we collected $52,000 in cash related to this project in advance, which was previously classified as deferred revenues.  We estimate that we completed approximately 25% of the project as of June 30, 2007, and have thus earned 25% of the $52,000 in deferred revenues, resulting in the recognition of $13,000 as revenues for the three and six months ended June 30, 2007.  In the year-ago three and six month periods ended June 30, 2006, we did not render any portion of the construction services, thus the monies received were classified as deferred revenues and was not recognized as earned in that period.  Since our inception on September 29, 2004, we realized a total of $14,400 in revenues from sales of our construction products and services.

In relation to the Fountain Hills, Arizona project, we recorded deferred charges for all expenses incurred.  The deferred charges relate to amounts paid to a subcontractor for construction work performed, but not yet completed.  During the three and six months ended June 30, 2007, we recognized $16,705 in cost of sales, of which $10,875 (or 25%) was reclassified from the original deferred charge amount of $43,500.  The resultant gross loss for the three and six months ended June 30, 2007 was $3,705.  We did not incur any cost of sales during the three and six month periods ended June 30, 2006.  Since our inception, total Cost of Sales were $17,024, resulting in a gross loss of $2,624.

Total expenses for the three months ended June 30, 2007 were $1,340, consisting of general and administrative expenses in the amount of $372, professional fees totaling $918, and $50 for outside services.  For the three months ended June 30, 2006, we incurred total expenses of $557, consisting of $482 in professional fees and $75 in general and administrative expenses.  During the six months ended June 30, 2007, we incurred total expenses in the amount of $5,848, compared to $5,332 in the year ago six months ended June 30, 2006.  Total expenses since our inception to June 30, 2007 were $33,684, of which $5,724 is attributable to general and administrative expenses, $2,385 to outside services expenses, $3,907 to advertising, and $21,668 to professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception.  For the three months ended June 30, 2007 and 2006, our net losses were $5,045 and $557, respectively.  During the six months ended June 30, 2007 and 2006, our net losses were $9,553 and $5,332, respectively.  From the date of our inception to June 30, 2007, we had a cumulative deficit of $36,308.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this quarterly report.  If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of June 30, 2007 of $6,067 may be insufficient to continue operations for the next 12 months without obtaining additional capital infusions.  Additionally, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 9 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because we have limited operations.  Generating sales in the next 12 months is imperative for us to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $12,000 in revenues over the next 12 months in order for us to support ongoing operations.

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

NEW DESIGN CABINETS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	August 14, 2007
Kenneth P. Laurent	Chief Executive Officer