Form 10QSB
period 2007-09-30
New Design Cabinets, Inc.
filed 2007-10-25
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,660,000

NEW DESIGN CABINETS, INC.

(A Development Stage Company)

September 2007 and 2006

PART I - FINANCIAL INFORMATION

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

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2007

ASSETS

Cash and cash equivalents	$4,287

Total Current Asset	4,287

Total Assets	$4,287

LIABILITY AND STOCKHOLDER'S EQUITY

STOCKHOLDER'S EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
6,660,000 shares issued and outstanding	6,660
Additional paid-in capital	29,340
Deficit accumulated during the development stage	(31,713)

Total Stockholders' Equity	4,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,287

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the nine months ended		For the three months ended		Cumulative Totals
	September 30,		September 30,		September 29, 2004 (Inception)
	2007	2006	2007	2006	Through September 30, 2007

OPERATING REVENUES
Sales	$52,000	$-	$39,000	$-	$53,400

COST OF SALES	49,330	-	32,625	-	49,649

GROSS PROFIT	2,670	-	6,375	-	3,751

OPERATING EXPENSES
Professional fees	5,236	6,670	968	2,811	22,636
General and administrative expenses	2,036	445	812	250	6,536
Outside services	356	356	-	-	2,385
Advertising	-	922	-	-	3,907
Total operating expenses	7,628	8,393	1,780	3,061	35,464

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(4,958)	(8,393)	4,595	(3,061)	(31,713)
Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$(4,958)	$(8,393)	$4,595	$(3,061)	$(31,713)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	6,660,000	6,660,000	6,660,000	6,660,000

NET INCOME (LOSS) PER COMMON SHARES
OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the nine	For the nine	Cumulative totals
	months ended	months ended	September 29, 2004 (Inception)
	September 30,2007	September 30, 2006	through September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,958)	$(8,393)	$(31,713)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Deferred charge	29,000	(29,000)	-
Customer deposits	(29,000)	29,000	-

Total adjustments	-	-	-

Net cash (used in ) operating activities	(4,958)	(8,393)	(31,713)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	36,000

Net cash provided by financing activities	-	-	36,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(4,958)	(8,393)	4,287

CASH AND CASH EQUIVALENTS -
BEGINNING PERIOD	9,245	20,481	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	4,287	$12,088	$4,287

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

SEPTEMBER 30, 2007 AND 2006

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

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2007.

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

SEPTEMBER 30, 2007 AND 2006

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the nine	For the nine
	months ended	months ended
	September 30, 2007	September 30, 2006

Net (loss)	$(4,958)	$(8,393)

Weighted average common shares
outstanding (Basic)	6,660,000	6,660,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	6,660,000	6,660,000

There are no common stock equivalents outstanding at September 30, 2007.

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

SEPTEMBER 30, 2007 AND 2006

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

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), "Share-Based Payment, " SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt SFAS 123R using the "modified prospective" transition method as defined in SFAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. SFAS 123R is effective January 1, 2006. The adoption of SFAS 123R had no material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no material impact on the Company's financial position or results of operations.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 had no material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Company's financial condition and results of operations.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No. 88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

NEW DESIGN CABINETS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY

On October 13, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

On February 22, 2005, the Company issued 260,000 shares of stock for cash of $26,000.

On September 27, 2007, an officer and sole director of the Company returned 3,600,000 shares of stock for cancellation by the Company.  The book value of the shares cancelled, $3,600, has been reflected as a reduction in common stock and a corresponding credit was posted to additional paid-in capital.

All share and share amounts have been retroactively restated to reflect the cancellation of the shares discussed above.

There were no shares issued for the three-month period ended September 30, 2007.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 29, 2004 (Inception) through September 30, 2007.  The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

SEPTEMBER 30, 2007 AND 2006

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

At September 30, 2007, deferred tax assets consist of the following:

2007
Deferred tax assets	$9,514
Less: valuation allowance	(9,514)
Net deferred tax assets	$ -0-

At September 30, 2007, the Company had accumulated deficits during the development stage of $31,713 available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - SUBSEQUENT EVENTS

The Company authorized a forward split of the Company's common stock on a 15-for-1 basis effective October 11, 2007.

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

Management's Discussion and Plan of Operation

New Design Cabinets, Inc. was incorporated in the State of Nevada on September 29, 2004.  For the three months ended September 30, 2007, we recognized $39,000 in revenues from sales of our custom cabinetry construction services.  These services were provided in connection with our March 23, 2006, verbal agreement to perform services on behalf of a luxury custom home builder related to the oversight of various construction activities in the aggregate amount of $60,500.  The services are related specifically to the oversight of cabinets and built-in furniture being constructed by a home builder in Fountain Hills, Arizona.  During the first quarter ended March 31, 2007, the subcontractor previously performing the actual cabinet fabrication and installation was terminated.  As a result, we have verbally committed to perform the building and installation of the cabinets ourselves.  We have completed this project as of August 6, 2007.  We are not contracted to perform any additional work and there can be no assurance that we will be able to.

As of September 30, 2007, we collected $52,000 in cash related to this project in advance, which was previously classified as deferred revenues.  As we have completed the project, we have thus earned 100% of the $52,000 and have classified the entire amount as revenue.  In the year-ago three and nine month periods ended September 30, 2006, we did not render any portion of the construction services, thus the monies received were classified as deferred revenues and were not recognized as earned in those periods.  Since our inception on September 29, 2004, we realized a total of $53,400 in revenues from sales of our construction products and services.

Unfortunately, due to the ongoing decline in mortgage defaults and foreclosures, there is substantial uncertainty about our future business prospects.  The market for new home construction services has been severely impacted and the level of mortgage refinancing has declined considerably, causing remodeling efforts to be postponed or canceled indefinitely.  As a result, we have encountered resistance and apprehension in our efforts to attract new customers.  We have no recurring customers and have no ongoing revenue sources.  We cannot predict if, and when, the housing market, in general, will recover to a level that we will once again be able to attract new customers.

In relation to the Fountain Hills, Arizona project, we recorded deferred charges for all expenses incurred.  The deferred charges relate to amounts paid to a subcontractor for construction work performed, but not yet completed.  During the three and nine months ended September 30, 2007, we recognized $32,625 and $49,330, respectively, in cost of sales.  The resultant gross profit for the three and nine months ended September 30, 2007 was $6,375 and $2,670, respectively.  We did not incur any cost of sales during the three and nine month periods ended September 30, 2006.  Since our inception, total cost of sales were $49,649, resulting in a gross profit of $3,751.

Total expenses for the three months ended September 30, 2007 were $1,780, consisting of general and administrative expenses in the amount of $812 and professional fees totaling $968.  For the three months ended September 2006, we incurred total expenses of $3,061, consisting of $2,811 in professional fees and $250 in outside services expenses.  During the nine months ended September 30, 2007, we incurred total expenses in the amount of $7,628, compared to $8,393 in the year ago nine months ended September 30, 2006.  Total expenses since our inception to September 30, 2007 were $35,464, of which 6,536 is attributable to general and administrative expenses, $2,385 to outside services expenses, $3,907 to advertising, and $22,636to professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception.  In the three month period ended September 30, 2007, we realized net income of $4,595, compared to a loss of $3,061 in the year ago three month period ended September 20, 2006.  During the nine months ended September 30, 2007 and 2006, our net losses were $4,958 and $8,393, respectively.  From the date of our inception to September 30, 2007, we had a cumulative deficit of $31,713.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  However, due to the severe decline in new home construction and remodeling efforts, we cannot predict if and when we will be able to generate revenues.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this quarterly report.  If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of September 30, 2007 of $4,287 is insufficient to continue operations for the next 12 months without obtaining additional capital infusions.  Due to the decline in the housing market, we believe that in order to maintain our current minimal operations, we will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it is unlikely that we will be able to continue as a going concern.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because we have limited operations.  If our business fails, our investors may face a complete loss of their investment.

Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by two individuals.  While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us as independent contractors and will be paid on a commissioned basis.  Thus, these representatives are not intended to be employees of our company.

NDCB does not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date of 8-K	Items Disclosed

10/18/2007	Items 5.03 and 8.01

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DESIGN CABINETS, INC.
(Registrant)

Signature	Title	Date

/s/ Kenneth P. Laurent	President and	October 23, 2007
Kenneth P. Laurent	Chief Executive Officer

/s/ Kenneth P. Laurent	Principal Accounting Officer	October 23, 2007
Kenneth P. Laurent