Form 10KSB
period 2007-12-31
Stratos Renewables CORP
filed 2008-04-15
CIK 1321517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

COMMISSION FILE NUMBER 333-124060

STRATOS RENEWABLES CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	20-1699126
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

9440 Santa Monica Blvd., Suite 401
Beverly Hills, California	90210
Address of principal executive offices	Zip Code
(310) 402-5901
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer generated no revenues for the fiscal year ended December 31, 2007.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2008 was approximately $71,092,825 (computed based on the closing sale price of the common stock at $1.60 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of April 15, 2008 was 59,972,936.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-KSB and those reports, statements, information and announcements address activities, events or developments that Stratos Renewables Corporation (together with its subsidiary, Stratos del Peru S.A.C., hereinafter referred to as “we,” “us,” “our,” “our Company” or “Stratos”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

The risk factors referred to in this Report could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties described below are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.	Description of Business

General

Stratos Renewables Corporation, or Stratos, is a development stage company. Through our wholly - owned subsidiary stratos del Peru S.A.C., or stratos Peru, we intend to engage we in the production, processing and distribution of sugarcane ethanol in Peru (as described in more detail below). Ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel. It can be blended with gasoline in varying quantities up to pure ethanol. As of January 2008, ethanol is blended into more than fifty percent (50%) of the gasoline sold in the U.S., typically as a blend of ten percent (10%) ethanol and ninety percent (90%) gasoline, as reported by the Renewables Fuels Association in their Ethanol Industry Outlook 2008, or RFA 2008 Outlook. This blend, known as E10, is mandated in some states where auto emissions may reach harmful levels.

Corporate History and Overview

We were incorporated in the State of Nevada on September 29, 2004 as New Design Cabinets, Inc. or NDCI. Prior to the closing of the Share Exchange, as described below, we were an operating public company, attempting to establish a base of operations in the custom cabinetry and furniture industry as a builder of specialty, custom designed cabinets and wine racks. From inception to the closing of the Share Exchange, we had limited operations and generated a total of $61,900 in revenues from the sale of wine rack “kits” and the oversight of various construction activities.

On November 14, 2007, pursuant to the Agreement Concerning the Exchange of Securities or the Share Exchange Agreement, by and among NDCI, or Stratos Peru, and the security holders of Stratos Peru, we acquired 999 or 99.9% of the issued and outstanding shares of common stock of  Stratos Peru, and issued 45,000,000 shares of our common stock, par value $0.001, to the former common stock holders of Stratos Peru. This acquisition is herein referred to as the “Share Exchange.”

To date, Stratos has had limited operations. Upon consummation of the Share Exchange, we commenced our business plan to develop ethanol and sugar products in Peru through the cultivation, harvesting and processing of sugarcane in low cost growing locations.

Stratos Peru was incorporated in Lima, Peru, on February 27, 2007, under the name Estratosfera del Peru S.A.C. or Estratosfera. On July 11, 2007, the shareholders of Estratosfera changed the name of the company from Estratosfera del Peru S.A.C. to Stratos del Peru S.A.C.

Effective November 20, 2007, we amended our articles of incorporation to change our name to “Stratos Renewables Corporation.”

Closing of Financings

Since November 14, 2007, we have raised an aggregate of approximately $11.6 million in capital through various financings.

We are conducting a $10 million private placement, or the March 2008 Financing, and unless we receive the full $10 million earlier, we anticipate that we will continue to offer our securities on the same terms and conditions until at least May 31, 2008. We have issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share, pursuant to the March 2008 Financing.

In connection with the closing of the Share Exchange, we completed private placements of common stock, or the Private Placement, preferred stock, or the Series A Private Placement, and convertible promissory notes, or the Bridge Financing, aggregating approximately $10 million. Pursuant to the Private Placement, we issued an aggregate of 2,666,794 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,333,396 shares of common stock with an exercise price of $0.75 per share. Pursuant to the Series A Private Placement, we issued 7,142,857 shares of Series A preferred stock, at a purchase price of $0.70 per share and warrants to purchase 1,785,714 shares of common stock at an exercise price of $0.75 per share, to MA Green, LLC, a Delaware limited liability company, or MA Green. Our President and Chairman of the Board of Directors, Steven Magami, is the manager of MA Green. We issued an aggregate of approximately $3.0 million in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock with an exercise price of $0.75 per share, pursuant to our Bridge Financing.

Business Plan

We aim to become the lowest cost and leading sugarcane ethanol producer in Peru. We plan to utilize low cost, locally grown sugarcane feedstock and service international markets, particularly the U.S. market through tariff-free exports under the newly signed Free Trade Agreement between the U.S. and Peru.

We intend to produce over 90% of the sugarcane we process. We will purchase the remaining 10% from local unaffiliated third party suppliers. We believe we can produce at least 145 tons of sugarcane per hectare per year, approximately twice the average production per hectare in Brazil, the world’s largest sugarcane ethanol producer. (One hectare is equivalent to approximately 2.47 acres.) According to the most current information available from the United Nations Food and Agricultural Organization, or FAO, Brazil produced an average 74 tons of sugarcane per hectare per year in 2006. Peru has unique climate and environmental conditions which make it consistently ranked as one of the world’s highest yield sugarcane producers. In 2006, according to the FAO, Peru’s sugarcane yields per hectare per year were the fifth highest in the world, while Brazil ranked 30th. Further, we believe that Peru’s sugarcane producing potential is greatly untapped. As a result, plantable land in Peru can be secured at a significantly lower cost than in Brazil. We believe that our cost of securing land in Peru will be roughly one-half the cost of similar agricultural property in Brazil. By combining high sugarcane yielding, coastal property with a low cost acquisition of such land, we believe we can become one of the leading sugarcane ethanol producers in the world.

Our Strategy

We believe that we have the resources to become one of the lowest cost sugarcane ethanol producers in the world.

•
Peru has a comparative advantage in sugarcane production. According to the FAO, Peru’s average sugarcane yields per hectare per year were the fifth highest in the world in 2006. Before the military dictatorship that governed Peru in 1968-1980 nationalized the sugar industry and turned it into cooperatives managed by its workers, Peru’s sugarcane yields were the world’s highest. In 1965, the FAO reports that Peru yielded 155 tons of sugarcane per hectare per year. With the use of state-of-the-art technology and a world-class team of specialists, we anticipate being able to leverage Peru’s comparative advantage into a competitive edge, reducing our cost of production significantly.

•	Peru’s land prices are lower than in Brazil and are a fraction of land prices in developed countries producing fuel ethanol based on other feedstocks.

•	Transportation costs will be low due to the coastal location of our proposed operations, in addition to its proximity to the Pan-American Highway.

We have tariff free access to the U.S. market.

•
We intend to take advantage of the recently signed Trade Promotion Agreement between the United States and Peru, or the Free Trade Agreement. Pursuant to the Free Trade Agreement, our fuel exports to the U.S., which we expect to be our main export market, will not be subject to the $0.54 per gallon import tariff and 2.5% ad valorem tax imposed on Brazil fuel ethanol exports to the U.S.

We will utilize vertical integration and economies of scale, thereby lowering the cost of land.

•
In order to take advantage of economies of scale, and avoid the hold-up problem, due to the nature of assets in the sugarcane ethanol cluster (relationship-specific assets), we will be a vertically integrated producer.

•	We intend to have a high volume of production (estimated to be 180 million gallons of fuel ethanol per year) by 2014, hence benefiting from economies of scale.

We plan to exploit our first mover advantage by securing land in Peru’s nascent fuel ethanol industry, particularly land belonging to the extensive and under utilized peasant communities along the northern coast.

Our business plan consists of two phases. Phase I will primarily be focused on establishing our initial ethanol production facilities and infrastructure. Phase II will primarily be focused on expanding our operations in strategic locations.

Phase I

Phase I of our business plan is comprised of six components:

•	mill and distillery acquisition, expansion and modification;

•	seedling production;

•	compost production;

•	land sourcing;

•	field installment; and

•	conducting feasibility studies and generating a business plan for Phase II.

Mill and distillery acquisition, expansion and modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru, or the Sugar Mill. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the Sugar Mill.  Of the purchase price, we held back $350,000, or the Holdback, representing approximately 7.74% of the purchase price, into an escrow contingencies account with Banco Continental in Lima, Peru.  The Holdback is to protect us in the event Gabinete fails to fulfill certain tax obligations relating to the equipment for the years 2002 through 2007, the equipment is lost or damaged while in transit from Gabinete, the equipment is not delivered to us, or certain representations made by Gabinete in the asset purchase agreement are discovered to be false.

We plan to relocate the Sugar Mill and to acquire and install a distillery unit to adjoin it for the production of ethanol. Additionally, we plan to upgrade the Sugar Mill’s capacity to crush sugarcane from 500 tons of sugarcane per day to 1,100 tons of sugarcane per day. We estimate that we will need a total of $9.6 million including the value added tax, in investment and working capital to overhaul, expand and relocate the Sugar Mill, acquire the distillery and conduct operations at the Sugar Mill and distillery through the first quarter of 2009.

We entered into an agreement with a member of our advisory board, effective December 4, 2007 to provide us with a plan for us to dismantle, repair and overhaul the equipment from the Sugar Mill. He will also provide us with engineering studies in order to determine the maximum capacity of sugar cane processing of the Sugar Mill and to establish the process layout and technical specifications that will be required for new machinery and equipments.

In addition, on February 27, 2008, we entered into an agreement with Panka S.A.C. to provide us with a basic engineering plan and new layout of the Sugar Mill after the overhauling of the Sugar Mill is complete.

On March 12, 2008, we entered into an agreement, the CWE Agreement, with CWE Engineering & Supply S.A.C., or CWE.  The CWE Agreement relates to the relocation of the Sugar Mill to the Industrial Lot, as described below, that we have obtained the rights to in the Lambayeque region of Peru. Under the terms of the CWE Agreement, we engaged CWE to clean, remove and disassemble equipment located at the Sugar Mill.   We have agreed to pay CWE a service fee of approximately $150,000, payable in installments.  In connection with the payment of the service fee, we executed two promissory notes in favor of CWE, each in the amount of $8,330.  The notes are both due and payable on May 22, 2008.  The CWE Agreement terminates on June 9, 2008.  Also on March 12, 2008, we rerained a consultant to provide us with architectural services relating to the Sugar Mill, including the technical specifications relating to the architecture of the Sugar Mill and any related property regulations.

In March 2008 we began the dismantling of all of the equipment. As of March 29, 2008, approximately 25% of the equipment has been dismantled. We anticipate that the dismantling will be complete by the end of May 2008.

After modifying and expanding the Estrella del Norte facilities, we plan to use approximately 40% of its capacity to produce raw sugar to be sold in the local wholesale markets, and 60% of its capacity to produce an estimated 4.8 million gallons of ethanol a year.

Seedling Production

The second component of Phase I will be to establish a high quality seedling production program to supply our planned intensive planting program scheduled to commence during Phase II of our business strategy. We intend to lease a plot of land in the Piura region, which we believe is an ideal location with respect to its climate and surrounding environment, to establish a sugarcane seedling nursery.

 In furtherance of our seedling program, on February 6, 2008, Stratos Peru entered into a services agreement with Biotecnologia del Peru S.A.C, or Biotecnologia, to establish a pilot seedling laboratory.  Biotecnologia is to install a laboratory in Piura with appropriate equipment and experienced personnel.  Biotecnologia will study various breeds of genetic material, and advise Stratos Peru which will be the most adequate to generate elite sugar cane plantlets to be used in our future seedling nursery.  The pilot laboratory has already begun generating sugarcane plantlets.

Compost Production

In addition to establishing a seedling production program in Phase I, we also intend to implement an organic fertilizer production program to support our planned intensive planting program scheduled to commence during Phase II. We anticipate that our compost production program will begin in the second quarter of 2008.

Land Sourcing

The fourth component of Phase I will be to acquire and secure options to acquire the use of land for sugarcane production from three potential sources: small and medium private land lots; peasant community land lots; and state owned land lots. The most important factors in locating land suitable for sugarcane production are water supply, soil composition, climate, distance from the Sugar Mill and access to roads and other services.

Consistent with our view that access to land with adequate water is the main barrier to entry into Peru’s surging sugarcane ethanol industry, Stratos Peru has setup a multidisciplinary and experienced land sourcing, land assessment and hydrological studies’ team, comprised of 13 specialists. The land team is headed by Guillermo Freund, former Chief Advisor to the Head of Peru’s National Resources Institute, former Secretary General (3rd officer in rank) and Chief Advisor at the Agriculture Ministry, where he was in charge of land acquisition, among other tasks. Dr. Freund team includes another four lawyers, four agronomists specialized in geographical information systems, two engineers specialized in soil and water sciences, in addition to two sustainable rural development professionals. One of Peru’s leading land assessment firms, We have also hired NeoAg Peru (a subsidiary of NeoAg Chile) to undergo soil and water studies. NeoAg has destined six executives to support our land sourcing process.

Field Installment

The fifth component, as part of our main objective to be the market leader in sustainably low-cost ethanol production, will be to take advantage of our "Greenfield" position to use only sophisticated crop management techniques to ensure maximum yield with high sucrose and inverted sugar content. The Peruvian coast is ideal for these modern farming techniques, as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed.  To ensure the maximum benefit from the genetically cleaned sugar varieties that we intend to install on our comparatively low-cost land, significant investment will go into channeling water to the sites from national irrigation projects and on field irrigation installation with back-up water supply, and land preparation to ensure the longevity and productivity of the fields which including grading, leveling, initial nutrient and organic material installation, and field layout. We estimate that the costs related to Field Installment for Phase I may be $1.5 million or higher.

Conducting feasibility studies and generating a business plan for Phase II

The final component of Phase I will initially involve hiring a consultant to conduct a feasibility study based on the information provided by our land sourcing efforts. The study will focus on generating cost estimates and designs based on analyzing the climactic, water, soil, topography and irrigation characteristics of the properties identified by our land sourcing team. Following the completion of the feasibility study, we will create a comprehensive business plan for Phase II consisting of an overview of the industry, a market analysis, competitive analysis, marketing plan, management plan and financial plan. We will also perform a port feasibility study, which if successful, will optimize our distribution of ethanol and reduce our operation costs for distribution to world markets.

Our goal is to have all of the components of Phase I completed by early 2009 so that we can begin executing Phase II.

Phase II

Phase II of our business plan will consist of our expansion in four strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we anticipate raising and investing funds up to an additional $590 million approximately in order to plant sugarcane on 48,000 hectares of raw land, and acquire and or build a total of four mills with attached ethanol distilleries, with expandable capacities and distribution port infastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day, and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II by the first quarter of 2009. The mills and distilleries we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies and social environment. We plan to establish the four locations in two stages.

Stage One - Olmos and Morrope

During the first stage, which will begin in the second quarter of 2009, we plan to start exercising the lease contract which we believe we will have with the Peasant Community of Olmos and Morrope for 24,000 hectares of land. We estimate that the total cost for Stage One will be approximately $280 million, consisting of $120 million in costs related to administration, field installation and the development of an infrastructure, and $160 million in costs related to the construction of production facilities and distribution port.

Stage Two - Chepen

During the second stage, which will begin in the second quarter of 2011, we plan to plant the first 24,000 hectares of land around the Chepen valley, located along the northern Peruvian coast. We estimate that the total cost for this stage will be approximately $310 million, consisting of $120 million in costs related to administration, field installation, and the development of an infrastructure, and $190 million in costs relating to the construction of production facilities and distribution port.

Ethanol

Overview

Ethanol, or ethyl alcohol, is a clear, colorless and flammable organic chemical compound that can be used as a source of “clean” and renewable energy when blended with gasoline. Ethanol causes gasoline to burn more thoroughly, thereby improving combustion and reducing the amount of tailpipe carbon monoxide emissions. The amount of harmful exhaust emissions that are produced when gasoline is burned is inversely related to the amount of ethanol that is blended in the gasoline. Thus, as the proportional content of ethanol in a gasoline blend is increased, the relative amount of harmful exhaust emissions that is produced when the gasoline is burned decreases.

Ethanol blends can be used in almost all gasoline engines without costly modifications. Ethanol is dispensed in service stations worldwide (5% content ethanol blends in the European Union, or EU, and 10% ethanol content blends in the United States) with almost no reported incompatibility with vehicles that have unmodified conventional engines.

The use of ethanol has been reported to have numerous significant long-term environmental benefits, including the following:

•	ethanol is a renewable fuel made from plants;

•	ethanol is not a fossil-fuel, and therefore, burning it does not increase the greenhouse effect;

•	ethanol can be used to increase octane at low cost as an alternative to harmful fuel additives;

•	as an octane enhancer, ethanol is reported to reduce emissions of cancer-causing benzene and butadiene;

•	ethanol is biodegradable without harmful effects on the environment;

•	ethanol’s high oxygen content reduces carbon monoxide levels more than any other oxygenate, by up to 25-30%, according to the U.S. Environmental Protection Agency;

•	ethanol is reported to reduce net carbon dioxide emissions;

•	ethanol blends are reported to reduce emissions of hydrocarbons, a large contributor to the depletion of the ozone layer;

•	high-level ethanol blends are reported to reduce nitrogen oxide emissions;

•	high-level ethanol blends are reported to reduce emissions of volatile organic compounds, or VOCs, a major sources of ground-level ozone formation; and

•	sulphur dioxide and particulate matter emissions decrease through the use of ethanol.

Ethanol can be produced from a variety of raw materials, or feedstocks, and processes. There are two general types of ethanol:

•	synthetic ethanol, which is derived from crude oil or gas and coal; and

•	bioethanol, which is distilled from grains, molasses, fruit, cellulose, sugarcane juice and from numerous other natural sources.

Regardless of the production process, synthetic ethanol and bioethanol are chemically identical.

Ethanol as a gasoline additive

Oxygen causes gasoline to burn more completely. Because ethanol contains 35% oxygen, when added to gasoline, it serves as an oxygenate that improves fuel combustion and reduces tailpipe emissions. Other fuel additives, such as MTBE (methyl tertiary-butyl ether), are not as effective as ethanol. It requires approximately twice the amount of the fuel additive MTBE (methyl tertiary- butyl ether) to obtain the same level of oxygenation in gasoline as ethanol. Thus, gasoline blended with ethanol produces fewer emissions than gasoline blended with MTBE. Additionally, since it was discovered that MTBE contributes to groundwater contamination, MTBE has been phased out in 17 states in the United States, thereby increasing the demand for alternative means of increasing octane levels. Blending high octane content ethanol with lower grade gasoline can increase the overall octane rating of gasoline, allowing it to be sold as a higher octane premium blend.

Blending ethanol with gasoline also increases the volume of available fuel and may help to alleviate potential shortages of refined products. A new oil refinery has not been built in the United States in the past 30 years and with gasoline demand forecasted to increase by 1.5% per annum from the current volume of approximately 140 billion gallons per year, we believe that the United States will become increasingly dependent on not only crude oil imports, but also on imports of refined petroleum products (e.g., gasoline, to meet domestic consumption needs). The use of ethanol may help to reduce the need to import both crude oil and refined petroleum products.

The Ethanol Production Process

Technologically, the process of producing ethanol from sugar is simpler than converting corn into ethanol. Converting corn into ethanol requires additional cooking and the application of enzymes, whereas the conversion of sugar primarily requires only a yeast fermentation process and the removal of water. The energy requirement for converting sugar into ethanol is about half that for corn.

The sugarcane ethanol production process begins with cultivating and harvesting sugarcane at a cane field. The cane is then processed at a sugar mill, where the cane stalks are shredded and crushed to extract the cane juice. The byproducts of the juice extraction process are cane molasses and bagasse. Sugarcane molasses is used in the production of alcohol beverages, fuel alcohol and for direct human consumption. Bagasse can be used to produce steam and generate electricity within the plant. Excess electricity produced can be sold to utility grids.

After sugarcane juice is extracted at the mill, it is then transformed into alcohol at a distillery through a fermentation process using yeasts as the catalyst. The fermentation process takes four to twelve hours and generates a significant amount of CO2 and heat. Fermentation can be conducted in batch or continuously, using open or closed fermentation tanks. Cooling is applied to maintain the resulting fermented mixture. Much of the CO2 that is generated during the fermentation process can be captured and converted into marketable products, such as dry ice, liquid CO2 for soft drinks, fire-fighting foams, filtration products and various industrial uses.

After fermentation, the ethanol is distilled from other byproducts, resulting in a level of purity of approximately 95%. This mixture is often referred to as “hydrous ethanol” because it contains 5% water. Hydrous ethanol can be commercially used, but cannot be blended with gasoline. An additional reactant, such as cyclohexane, is needed in order to dehydrate the ethanol, by forming a tertiary azeotropic mixture with water and alcohol. Anhydrous ethanol is nearly 100% pure and can be blended with gasoline.

Sugarcane is bulky and relatively expensive to transport and must be processed as soon as possible to minimize sucrose deterioration. In order to save costs, ethanol is often produced near a sugarcane field at a sugarcane mill with an adjoining distillery plant.

The Ethanol Market

Demand

World consumption of fuel ethanol reached approximately 17 billion gallons in 2007, as presented at the F.O. Licht 4th Annual Conference “Sugar and Ethanol Brazil.”

Graph 1: Historical World Ethanol Consumption, 1998-2005

(Billion liters)

According to the FO Licht’s 2006 World Ethanol & Biofuels Report referenced below, by 2030, the global consumption of fuel ethanol is projected to reach approximately 72 billion gallons, resulting in the displacement of 10% of the forecasted demand of gasoline consumption.

Graph 2: Estimated Consumption of Fuel Ethanol, 2006-2030

The interest in biofuels has increased primarily due to environmental, geo-political and economic factors, including initiatives by countries to develop new markets for agricultural products. The increase in demand for ethanol largely has been driven by tax incentives and blending mandates, which are regulatory directives requiring a minimum level of ethanol content in gasoline. Blending mandates allow governments to bring biofuels into the market without providing subsidies or tax credits for ethanol use.

On December 19, 2007, the United States expanded its Renewable Fuel Standard, or RFS, through the Energy Independence and Security Act of 2007, or EISA. This legislation mandates the use of 36 billion gallons of renewable fuels per year by 2022. The following graphs depict the extent to which legislation had to catch up with the unprecedented surge in fuel ethanol consumption and production in the U.S.

Graph 3: U.S. Renewables Standards and Energy Act of 2007

Source: F.O. Licht 4th Annual Conference “Sugar and Ethanol Brazil”, Dr. Christoph Berg’s, Director, F.O. Licht, Germany, “World Ethanol 2008: Ethanol in 2008/09 - Light at the end of the tunnel?”

Graph 4: U.S. Renewables Standards and Energy Act of 2007

Source: F.O. Licht 4th Annual Conference “Sugar and Ethanol Brazil”, Dr. Christoph Berg’s, Director, F.O. Licht, Germany, “World Ethanol 2008: Ethanol in 2008/09 - Light at the end of the tunnel?”

In the last few years, several other countries increased biofuel usage targets and mandates. Currently, biofuel blending mandates exist in at least fifteen countries at the national or regional and state level. Countries with mandates at the national level include Brazil, Colombia, Germany, France, Philippines, Thailand, and the United States (under the federal RFS). Countries with regional mandates include India (nine states plus four federal territories), China (nine provinces and certain cities), Canada (the provinces of Saskatchewan and Ontario) and the United States (Hawaii, Iowa, Louisiana, Minnesota, Missouri, Montana, and Washington). In Peru, all gasoline must contain 7.8% of fuel ethanol starting on January 1, 2010. Petroperu, the state-owned oil company, projects fuel ethanol demand of 22.6 million gallons per year in 2010 as reported at the F.O. Licht 4th Annual Conference, “Sugar and Ethanol Brazil.”

Table 1: Regulatory Mandates will Spur Ethanol Demand

Brazil	All gasoline must contain between 20 and 25% anhydrous ethanol. Currently, the mandate is 23%.
Canada	By 2010, 5% of all motor vehicle fuel must be ethanol or biodiesel.
France	Set target rates for incorporation of biofuels into fossil fuels (by energy content). Calls for 5.75% in 2008, increasing to 10% in 2010.
Germany	Mandates 8% energy content in motor fuels by 2015, 3.6% coming from ethanol.
Lithuania	Gasoline must contain 7-15% Ethyl Tertiary-Butyl Ether, or ETBE. The ETBE must be 47% ethanol.
Poland	Mandatory “National Biofuel Goal Indicators” calling for biofuels to represent a set percentage of total transportation fuel use. 2008’s standard is 3.45%, on an energy content basis.
Argentina	Requires the use of 5% ethanol blends by 2010.
Thailand	Gasoline in Bangkok must be blended with 10% ethanol.
India	Requires 5% ethanol in all gasoline.
China	Five Chinese provinces require 10% ethanol blends - Heilongjian, Jilin, Liaoning, Anhui, and Henan.
The Philippines	Requires 5% ethanol blends in gasoline beginning in 2008. The requirement expands to 10% in 2010.
Bolivia	Expanding ethanol blends to 25% over the next five years. Current blend levels are at 10%.
Colombia	Requires 10% ethanol blends in cities with populations over 500,000.
Venezuela	Phasing in 10% ethanol blending requirement.

Source: Ethanol Industry Outlook 2008, Renewable Fuels Association.

In the short to mid-term future, we believe that worldwide fuel ethanol consumption will increase as a result of additional blending mandates prompted by the rapidly growing fleet of flexible fuel vehicles, which are vehicles that can efficiently use different sources of fuel. Projections of fuel ethanol use are summarized in Table 2 below (Table 2 includes two alternative scenarios for the United States, based upon estimated targets of, respectively, 14.6 and 59.9 billion gallons, by 2030).

Table 2: Targets/Estimates on Fuel Ethanol Consumption

Country/ Region	Value/when	Comment
U.S.	36 billion gallons by 2022	ESIA mandate
	14.6 billion gallons by 2030	Estimated by U.S. DOE (EIA, 2006)
	59.9 billion gallons by 2030	Possible mandate by 2030

EU	2.5% by 2010	Estimate
	17.5% by 2020	EU target defined in January 2007
	20.0% by 2030	Estimate

Japan	10% [1] 2015 onwards	Estimate

China	0.66 billion gallons by 2010	Production targets on fuel ethanol
	3.3 billion gallons by 2020	Production targets on fuel ethanol
	10% [1] by 2020	Target defined by the Chinese government

Rest of World	1% [2] by 2010, 10% [1] by 2020	Estimate

Source: FO Licht’s, World Ethanol & Biofuels Report, 2006
1 10% ethanol blending mandate
2 1% ethanol blending mandate

Supply

In 2007, world production of fuel ethanol is estimated at nearly 13 billion gallons. The United States is now the world’s largest producer of fuel ethanol (6.5 billion gallons in 2007), surpassing Brazil (5.0 billion gallons in 2007), which historically has dominated fuel ethanol production, as reported by the RFA 2008 Outlook.

Graph 5: Historic Ethanol Production in Brazil, EU and the U.S.

(1975-2006)

Source: F.O. Licht’s World Ethanol and Biofuels Report

The primary feedstocks which are used for fuel ethanol production vary from country to country. According to a report entitled, The Emerging Biofuels Market: Trade and Development Implications from 2006, Brazil produces fuel ethanol primarily from sugarcane, the United States and China use corn as the primary feedstock, and India produces ethanol mainly from molasses (a co-product in the manufacturing sugar industry).

Graph 6: Estimated Fuel Ethanol Production Capacity
(conventional technologies)

Source: F.O. Licht’s World Ethanol and Biofuels Report

According to the Food and Agricultural Policy Research Institute’s reports on World Biofuels from 2007 and 2008, world net trade in ethanol increased by 46.1% in 2006 over 2005, followed by a decline in 2007 of 15.1%. As demand for ethanol increases in the future, world net trade is expected to increase 10.4% in 2008, and is projected to increase by 235% by 2017. However, as there is a clear trend of countries becoming self sufficient in the ethanol markets, world export growth rates are expected to decrease even though supply and demand growth rates continue to increase.

The main exporters of fuel ethanol in 2006 were Brazil (33.9%) and South Africa (10%).

Graph 7: Ethanol Main Exporters -2006

Source: Food and Agriculture Policy Research Institute, 2007

The main importers in 2006 were the EU (39.2%) and the United States (18.5%). We plan to supply the U.S. market and we believe that the Free Trade Agreement between Peru and the U.S. gives us a significant competitive advantage over Brazilian based ethanol producers.

Graph 8: Ethanol Main Importers - 2006

Source: Food and Agriculture Policy Research Institute, 2007.

Market analysts forecast that world net imports will decrease by 2016 by approximately 52% as a result of production capacity growing more rapidly than demand.

Ethanol Prices

Typically, ethanol is sold under six to twelve month contracts between ethanol producers and petroleum companies. Although many of these contracts are fixed price, some of the contracts are pegged to a gasoline benchmark. To a lesser extent, ethanol is also sold on the spot market, where prices fluctuate daily according to market conditions.

Ethanol and unleaded gasoline’s retail prices in the U.S. increased steadily and were highly correlated between 2002 and 2006.

Graph 9: Ethanol and Unleaded Gasoline Historical Retail Prices, 1997-2006

(US$ per Gallon)

Source: Food and Agriculture Policy Research Institute database

The futures market for ethanol seems to indicate a stabilization in ethanol prices over the coming months.

Graph 10: Denatured Fuel Ethanol Futures Curve

__________________________
Source: Chicago Board of Trade (CBOT)

According to F.O. Licht, utilization rates, which declined steadily starting in 2004 due to the capacity build-up, are projected to rise starting in 2008. In their view, while world ethanol production is estimated to continue rising in 2008, the slower capacity build-out will rebalance the market and may push ethanol prices higher in 2009.

Graph 11: World’s Fuel Ethanol Production and Capacity Utilization Rates, 2000-2010

Source: F.O. Licht, “World Ethanol 2008: Ethanol in 2008/09 - Light at the end of the tunnel?”

The Ethanol Industry

Bioethanol is part of the “modern biomass based” sources of energy, which have a less severe impact on the environment than conventional gasoline or other petroleum derived additives. Moreover, sugarcane ethanol has an industrial positive net energy balance, which means that the energy contained in a ton of sugarcane ethanol is greater than the energy required to produce it. There are a number of factors that determine the economic viability of ethanol production, including the choice of raw material feedstock, land availability, socioeconomic frameworks, consumer trends and new technology.

Feedstock

We believe that our low cost feedstock business plan will give us a significant competitive advantage. Feedstock accounts for 70 to 80% of overall ethanol production costs. Feedstock costs are a function of land availability and field production costs, crop productivity, fermentable sugars/sucrose content (in case of sugar crops) and industrial conversion ratios.

Currently, according to the SRI Consulting Ethanol Report from February 2008, approximately 70% of the world’s ethanol supply is being produced from sugar crops, primarily from sugar beets, sugarcane and molasses, while the remainder is produced from grains, primarily maize or corn. Although there are several different metrics which can be used to analyze the choice of feedstock, we believe that the lowest gross feedstock costs, per gallon of fuel ethanol produced, are currently achieved by sugarcane grown in the central and southern regions of Brazil. While Peru does not yet have a developed ethanol industry due to the geography, climate and other conditions in Peru, we believe that Peru will be able to surpass the yields achieved in Brazil at lower gross feedstock costs.

Profitable feedstock production is also dependent, in part, upon obtaining a reliable permanent source of raw material. Most of the profitable sugar based ethanol businesses worldwide are based on integrated plantation models that are able to provide feedstock at less than the market price demanded from third party growers.

Graph 12: Ethanol Production Costs without Subsidies

Source: O. Henniges and J. Zeddies, in F.O. Licht’s World Ethanol and Biofuels Report, Vol. 3, No. II

Socioeconomic frameworks

One of the key drivers of biofuel development throughout the world has been the increase in rural economic development opportunities that biofuel production facilitates. Compared to other sources of energy, the production of ethanol is more labor intensive, thus creating more jobs. It has been estimated that in Brazil 2,333 jobs are created for every one million tons of sugarcane harvested (which produces approximately 21 million gallons of ethanol). Further, sugar based ethanol production also provides an opportunity for countries that have existing sugar industries to produce a higher value-added product, ethanol, rather than relying exclusively on the volatile sugar commodity market.

Consumer trends

The International Energy Agency has estimated that recent policy initiatives, if fully implemented, could result in biofuels (mainly ethanol) displacing up to 5% of the worldwide motor gasoline use by 2010. In OECD (Organization for Economic Co-operation and Development) regions, most of this production would likely be from conventional ethanol produced from grain feedstocks, such as corn and wheat. While ethanol produced from grain feedstocks can provide important benefits, production costs of using corn and wheat are generally high and reductions in fossil energy use and CO2 emissions are modest. Ethanol production in the southern hemisphere (Brazil and Peru) primarily utilizes sugar crops, which are more efficient in reducing greenhouse gas emissions.

Graph 13: Biofuel Cost per Ton GHG Reduction

New technologies

The increasing use and demand for ethanol is also an incentive to promote advances in biotechnology, particularly in the biomass-to-ethanol sector. New technologies in sugarcane production, such as precision agriculture, energy efficient irrigation systems, genetically modified seeds and integrated harvesting and transport systems, could be adopted to lower sugarcane and sugar beet production costs. In addition, advanced processing technologies, such as increased use of industrial automation, new separation processes, higher sucrose recovery and higher fermentation productivity, could be adopted to lower the processing costs of converting sugarcane into ethanol.

Governmental Regulation

Our business is subject to extensive and frequently changing governmental laws and regulations. These laws may impact our existing and proposed business operations by imposing:

•	restrictions on our existing and proposed business operations and the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•	liability for exceeding applicable permit limits or legal requirements; and

•	specifications for the ethanol we market and produce.

Some of the governmental regulations that affect us are helpful to our ethanol production business. The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends. At the end of 2007, fifteen countries had ethanol blending mandates at the federal or regional level, requiring that gasoline contain a minimum percentage of ethanol content. In the near future, blending mandates are expected to be implemented by additional countries and increased by those countries that currently impose blending mandates.

Environmental Compliance

The cost of compliance with environmental and safety regulations in Peru is relatively insignificant. We anticipate that our proposed facilities will not produce any effluents or have any smoke stacks. With regards to safety, all equipment must be fire proof and explosion proof. In addition, modern fire suppression systems must be installed in order to be eligible for insurance and to protect the safety of all employees.

Distribution

We currently have no distribution arrangements in effect. We anticipate seeking those as we get closer to the Sugar Mill going into production.

Customers

We currently have no customers. Once we are in production, we anticipate that our major customers will be Herco Combustibles S.A., Ocean Marine S.A.C. and PECSA (Peruana De Combustibles S.A.).

Research and Development

Our research and development expenditures will be focused primarily on the efficient production of sugarcane based fuel ethanol. During Phase I of our business plan, we expect to incur significant costs in implementing our seedling and compost programs and identifying and analyzing land sources for sugarcane production.

Intellectual Property

We have filed applications to register the trademarks “Stratos Renewables Corporation” and “Stratos Renewables Corporation” and Design in the United States Trademark Office and in the Peru Trademark Office. The applications are pending and are in good standing. Aside from these trademarks, we do not have any other patents, trademarks, service marks, trade names, copyrights or other exclusive intellectual property rights. We do not believe that any segment of our business is dependent upon any single or group of intellectual property rights.

Competition

We face substantial competition, particularly in U.S. ethanol market, which we expect to be our main market. Many of our competitors have longer operating histories and significantly more resources than we do.

Suppliers

During Phase I, we will purchase 100% of the sugarcane to be used at the Sugar Mill and distillery from third party growers. During Phase II, we expect to grow and cultivate 90% of the sugarcane needed for production.

Employees

As of March 29, 2008, we had a workforce of twenty-eight full time employees, of which four are executives. All of our employees are employed through Stratos Peru except for Steven Magami. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

Marketing

We are not currently engaged in marketing efforts at this time.

Risks Relating to Our Business

RISK FACTORS

In addition to other information in this Current Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

Risks Related to our Business

Stratos has no operating history on which to base an evaluation of its business.

Stratos is a recently incorporated development stage company with no operating results to date. As Stratos has no operating history, it is difficult to evaluate its financial performance as of the date of this Current Report. Initially, we anticipate that we will incur increased operating costs without realizing any revenues until the expansion and modification of the Sugar Mill, including the addition of a distillery unit, is complete. In addition, in the near future, we will start our seedling production program, compost production program and land sourcing program. We anticipate that a total of $33 million will be required during Phase I, which is expected to be completed by the first quarter of 2009. There can be no assurance that we will be able to complete the expansion or modification of the Sugar Mill or any of the programs of Phase I by the first quarter of 2009, if ever. The failure to timely complete the components of Phase I would materially and adversely affect our ability to achieve any revenues.

Additionally, we will need up to an additional $590 million in order to complete Phase II of our operations, which is expected to begin in the first quarter of 2009 and continue through 2014. There can be no assurance that we will be able to raise the additional funds we need to complete Phase II or that we will be able to begin any of the component programs of Phase II on a timely basis, if ever. The failure to raise these additional funds or to timely commence and complete Phase II would materially adversely affect our business, results of operations and financial condition.

The fact that Stratos has not earned any revenues since the Share Exchange raises substantial doubt about our ability to continue as a going concern.

Stratos generated nominal revenues in its prior iteration as New Design Cabinets, Inc. Since the Share Exchange, Stratos has generated no revenues, and we will continue to incur operating expenses without generating revenues until the expansion and modification of the Sugar Mill is completed. As a result, we may need to obtain additional financing in order to develop and continue operations. There can be no assurance that we will be able to obtain the financing we require, or obtain such financing on terms that are commercially viable for us. These circumstances raise substantial doubt about our ability to continue as a going concern.

Additionally, we may incur significant losses for the foreseeable future. We recognize that if we are unable to generate significant revenues from the Sugar Mill, we will not be able to earn profits or continue operations. As we are a development stage company, we expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. There is no assurance that we will be successful in addressing these risks and uncertainties. Our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our business plan may not be realized.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including inadequate working capital and a limited operating history.  The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business.  Unanticipated events may occur that could affect the actual results achieved during forecast periods.  Consequently, the actual results of operations during the forecast periods will vary from the forecasts and such variations may be material.  In addition, the degree of uncertainty increases with each successive year presented.  There can be no assurance that we will succeed in the anticipated operation of our business plan.  If our business plan proves to be unsuccessful, our business may fail.

We will require a significant amount of additional funding to execute our business plan. Additional funding may not beavailable, or if available, it may not be offered to us on agreeable terms.

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We expect to increase our operating expenses over the coming years. We estimate that Phase I of our business plan, which is currently in effect, will cost up to approximately $33.0 million. Furthermore, we estimate that we will need up to an additional $590 million to fund our expansion during the course of Phase II of our operations, which are set to commence during the first quarter of 2009 and continue for five years thereafter.

Financing may not be available on terms acceptable to us or our investors, and may be available only on terms that would negatively affect the existing stockholders. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to cease operations and liquidate, in which case investors may not be able to receive any return on their invested capital.

We cannot be certain that additional financing will not be needed beyond our current and projected needs or will be available when required and, if available, that it will be on terms satisfactory to us. Future financings may be dilutive to existing stockholders. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet our funding requirements, this would adversely affect our anticipated results of operations and financial condition.

Our future growth is dependent upon developing successful relationships with existing sugarcane growers and establishing our own sugarcane supplies, which requires us to obtain the use of significant amounts of land. If we are unable to develop and maintain such relationships or develop our own supplies, our future business prospects could be significantly limited.

Our future growth will be dependent initially on our ability to establish reliable sources of sugarcane for the operation of the Sugar Mill, and going forward, on our ability to develop our own supplies of sugarcane, which requires us to obtain the use of significant amounts of land. We must be successful in establishing sugarcane supply relationships with local growers and there is no assurance that we will be able to enter into such relationships for sufficient amounts of sugarcane.  Additionally, we must be successful in establishing seedling, compost and land sourcing programs in order to allow us to develop a consistent, reliable and cost-effective long-term supply of sugarcane.  No assurance can be given that we will be able to establish seedling our seedling, compost and land sourcing programs, because we may not be able to obtain the necessary amounts of land to be used for such programs.  There is significant competition for land that can be used for growing crops in those areas of Peru that are proximately located to our business.  We can provide no assurances that we will be successful in obtaining the required land necessary to fulfill our business plan.  If we are unsuccessful in our attempt to obtain the necessary land for use in growing sugarcane and/or we fail to either establish or develop supply relationships for sugarcane with local growers or to establish successful seedling, compost and land sourcing programs our business could be materially and adversely affected.

Our failure to accurately forecast market and customer demand for ethanol could adversely affect our business and financial results.

The ethanol industry faces difficulties in accurately forecasting market and customer demand for its products. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, of if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

Significant exchange rate variations between the Nuevo Sol and the U.S. dollar may adversely affect our financial condition and results of operations.

An appreciation of the Nuevo Sol as compared to the U.S. dollar would result in a decrease in our operating margin, given that our revenues are denominated in U.S. dollars, and a portion of our cost of services rendered (the depreciation of machinery) and administrative expenses are denominated in Nuevos Soles.

Inflation could adversely affect our financial condition and results of operations and the value of our securities.

Although Peruvian inflation has moderated in recent years, Peru experienced high levels of inflation in the past. Over the five-year period ended on December 31, 2006, the Peruvian economy experienced annual inflation averaging approximately 2.3% per year as measured by the Peruvian Consumer Price Index. This index is calculated by the Instituto Nacional de Estadística e Informática and measures variations in prices of a selected group of goods and services typically consumed by Peruvian families. Inflation for the six months ended June 30, 2007 was 2.25%. There can be no assurance, however, that inflation will remain at these levels.

If Peru experiences substantial inflation in the future, our costs may increase, which may adversely affect our ability to fulfill our obligations under the Notes. Inflationary pressures may also curtail our ability to access foreign financial markets and may lead to further government intervention in the economy, including the introduction of government policies that may adversely affect the overall performance of the Peruvian economy. Our operating results and the value of our securities, including the Notes, may be adversely affected by higher inflation.

Economic and political developments in Peru could affect our business, financial condition and results of operations.

All of our operations are conducted in Peru and are dependent upon the performance of the Peruvian economy. As a result, our business, financial position and results of operations may be affected by the general conditions of the Peruvian economy, price instability, inflation, interest rates, regulation, taxation, social instability, political unrest and other developments in or affecting Peru, over which we have no control.

Our financial condition and results of operations may also be affected by changes in Peru’s political climate to the extent that such changes affect the nation’s economic policies, growth, stability or regulatory environment. On July 28, 2006, former president Alan García Pérez, leader of the American Popular Revolutionary Alliance, took office for the second time. His previous term in office was from 1985 to 1990. In 1985, García had come to power in the middle of a severe economic crisis, with the economy in recession and the public sector staggering under a massive external debt burden. García responded with a failed policy agenda that involved significant state intervention in the economy, including an external debt moratorium and an attempt to nationalize the banking system.

García has now pledged to follow conservative economic policies and has indicated a desire to avoid the mistakes of his past government. Garcia named the conservative banker Luis Carranza as minister of economy and finance. Carranza held a senior position at Banco Bilbao Vizcaya Argentaria, or BBVA, in Spain and was a key adviser to Pedro Pablo Kuczynski, the prime minister (and former finance minister) of former president Alejandro Toledo, who held office from 2001 to 2006. García has announced that, in general terms, his administration would follow economic policies similar to those of the Toledo administration, which included achieving sustained economic growth, increasing exports of Peruvian goods, reducing unemployment, underemployment and poverty, reforming the tax system, fostering private investment and increasing public investment in education, public health, and other social programs, while reducing overall public spending.

It is uncertain whether the Peruvian government, including the administration of President García, will continue to pursue business-friendly and open-market economic policies or policies that stimulate economic growth and social stability. Any changes in the Peruvian economy or the Peruvian government’s economic policies may have a negative impact on our business, financial condition and results of operations.

In the past, Peru experienced significant levels of domestic terrorist activity. It is possible that a resurgence of terrorism in Peru may occur in the future, which may have a material adverse effect on the Peruvian economy and, ultimately, our business.

In the past, Peru experienced significant levels of terrorist activity that reached its peak in the late 1980s and early 1990s. Although local terrorist groups are no longer as powerful as they were during the 1980s and early 1990s, their members still operate in remote mountainous and jungle areas in central and southern Peru, where military patrols have decreased due to military spending cutbacks. We cannot assure you that a resurgence of terrorism in Peru will not occur or that, if there is a resurgence, it will not have a material adverse impact upon the economy and prospects of Peru and, ultimately, our business.

We are exposed to certain risks due to the international nature of our operations.

We are exposed to risks associated with international operations. These include:  import and export licensing requirements, trade restrictions, changes in tariff rates, overlapping tax structures, transportation delays, currency fluctuations, potentially adverse tax consequences, and compliance with a variety of foreign laws and regulations.  Any of the foregoing factors could have a material adverse effect on our ability to expand our international operations.  Increased exposure to international markets creates new areas with which we may not be familiar and could place us in competition with new vendors.  We cannot assure you that we will be successful in our efforts to compete in these international markets.

We currently have a competitive advantage due to the recently signed Free Trade Agreement between the U.S. and Peru. Pursuant to the Free Trade Agreement, our fuel exports to the U.S., which we expect to be our main export market, will not be subject to the $0.54 per gallon import tariff and 2.5% ad valorem tax imposed on Brazil fuel ethanol exports to the U.S. There have been a number of proposals by various lobbying groups to change the landscape and eliminate tariffs on the import of ethanol into the U.S. We can not provide any assurances that the U.S. will not eliminate such tariffs, thereby reducing our future competitive advantage.

In addition, certain foreign countries in which we plan to operate may not protect intellectual property rights to the same extent as the laws of the U.S.  The failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition or results of operations.

We depend on key service providers for assistance and expertise and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

We must establish and maintain relationships with several key providers for contracting, consulting and other services. Initially, we will need to secure contracts for labor and materials in relation to the expansion and modification of the Estrella del Norte facilities. Upon completion of the expansion and modification of the Estrella del Norte facilities, we will need to secure transportation and utility services, ensure that we are in environmental compliance, obtain required permits, contract for sugarcane supplies and, eventually, market our bioethanol. If we should fail to maintain our relationship with any of these key providers, or if any of these providers should fail to perform, we would be forced to locate and retain alternative providers. As a consequence, due to the critical nature of these services, the commencement, and continuation, of our operations could be delayed, our start-up expenses could be significantly increased and our business could be greatly harmed, even to the point of failure of our Company.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

There are several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can commence operations. In some cases, the parties with whom we would need to establish a relationship have yet to be identified. Examples include agreements for equity financing, distribution agreements and agreements with numerous consultants. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the consummation of the expansion and modification of the Estrella del Norte facilities and the commencement of our operations could be delayed. As a result, our expenses could increase, our profitability could be adversely affected and the value of your investment could decline.

The cost of the expansion and modification of the Estrella del Norte facilities could increase and, if an increase occurs, we may not have the resources to complete the expansion and modification of the facilities.

Our preliminary budget contemplates that the expansion and modification of the Estrella del Norte facilities will cost approximately $9.6 million. Our financial plan is based on this estimated cost, plus the cost of other site improvements, capital expenditures, start-up and development costs and reserves estimated to be approximately $23.6 million, resulting in total estimated remaining capital requirements during Phase I of $33.2 million. If the cost to expand and modify the Estrella del Norte facilities or other costs increase due to economic factors, design modifications, construction delays or cost overruns, the total cost of our project and the capital required could increase, perhaps significantly. In such an event, our results of operations and ultimately the financial condition of our Company will be adversely affected.

Delays due to weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to timely commence operations.

Our construction timetable, which we believe to be reasonable, assumes the startup of operations in the first quarter of 2009. Our schedule depends upon several assumptions, many of which are beyond our control. We could incur delays in the acquisition and installation of the distillery unit due to permitting, adverse weather conditions, labor or material shortages, defects in materials or workmanship or other causes. In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the federal, provincial or municipal level that result in policy changes towards biofuel or our facilities could result in delays in our timetable for construction and commencement of operations. Any such delays will adversely affect our ability to commence operations and generate revenue.

Unpredictable natural and man-made catastrophic events could cause unanticipated losses and have a material adverse effecton the Peruvian economy and, ultimately, our business.

Catastrophes can be caused by various events, including natural events such as floods, earthquakes, hailstorms, severe winter weather and fires, and unnatural events such as acts of war, terrorist attacks, explosions and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Peru is a region prone to earthquakes and floods, both which may produce significant damage to our infrastructure and operations. It is possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our results of operations and financial condition.

Defects in the construction or performance of our ethanol production facilities could result in a reduction in our revenues and profitability and in the value of your investment in our Company.

We anticipate that the distillery unit will come with warranties with respect to materials and workmanship and assurances that the facilities will operate at design capacity. However, defects in the construction or performance of the facilities could occur and there is no assurance that we will be able to correct any problems that do in fact occur. If our facilities do not perform at or above design specifications, we may not be able compete in a competitive marketplace. If defects delay the construction or hinder the operations of the facilities, our operations, revenues, profitability and the value of your investment in our Company could be materially adversely affected. If defects require a lengthy or permanent discontinuance of production, your investment could be reduced to very little or no value.

Our business is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our Company.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Peru or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our Company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our Company. Any or all of these situations may have a negative impact on our operations.

We may be subject to governmental regulations or restrictions in connection with the construction and operation of our Sugar Mill in Peru, as well as on the sale of ethanol outside of Peru.

Our proposed business is subject to regulation by governmental agencies in Peru, where we intend to produce and initially sell ethanol. We cannot predict in what manner or to what extent or cost we will need to comply with such governmental regulations, or to what extent such regulations will harm our business or the ethanol production and marketing industry in general.

We intend to sell ethanol into the worldwide market, including the United States. The sale of ethanol is subject to regulation by agencies of the United States federal government, including, but not limited to, the Environmental Protection Agency as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported.

Environmental laws and regulations that are expected to affect our planned operations are extensive. Applicable laws and regulations are subject to change and there is a risk that such laws and regulations could be applied retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be materially and adversely affected.

It is also likely that operations at the Sugar Mill will be governed by other government regulations. Compliance with regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in Peru or in other jurisdictions.

Risks Related to our Company

We plan to grow very rapidly, which will place strains on our management team and other company resources.

We plan to grow and expand our operations at a rapid pace. This growth will place a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes. We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We will be required to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties. In order to manage the expected growth of our operations and personnel, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, management may be unable to hire, train, retain, motivate and manage required personnel and our management may be unable to successfully identify, manage and exploit existing and potential market opportunities. As a result, our business and financial condition may be adversely affected.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel because of their experience in the alternative energy industry and specifically with bioethanol and related products. The loss of the services of one or more of these individuals may impair management’s ability to operate our Company. We do not anticipate purchasing key man insurance for any of our management or employees, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

The past activities of NDCI prior to the Share Exchange, may lead to future liability for the combined companies.

Prior to the Share Exchange, we were engaged in businesses and were managed by parties unrelated to that of our current operations. Any liabilities relating to such prior business, including any liabilities arising out of our limited residential construction operations, may have a material adverse effect on us.

Most of our assets, directors and officers are located outside the United States, with the result being that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, our principal business is located in Peru. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers, except for Steven Magami and Valerie Broadbent, reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

If we suffer a loss to our facilities that is not adequately insured, our operations could be seriously harmed.

Our facilities are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, our facilities could be subject to a catastrophic loss caused by earthquake due to their location in Peru, which has recently experienced high levels of seismic activity. Although we carry insurance for property damage and business interruption, it may not be adequate to cover potential catastrophic losses. If any of our facilities were to experience a catastrophic loss that is not adequately insured, it could disrupt our operations, delay production, result in large expenses to repair or replace the facility or cause us to discontinue operations indefinitely.

If we fail to maintain an effective system of our internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report of such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applies to us beginning with our annual report on Form 10-KSB for the year ended December 31, 2007. In addition, in the future, an independent registered public accounting firm will be required to attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Risks Related to the Biofuel Industry

Our business could be significantly and adversely impacted by changes in government regulations over energy policy.

Our operations and properties may become subject to a wide variety of federal, provincial and municipal laws and regulations, including those governing the use, storage, handling, generation, treatment, emission release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of our operations may expose us to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Environmental legislation may also provide for standards, restrictions and prohibitions on the handling of certain types of waste and for releases, spills, emissions into the environment of substances that are being handled by our Company. Any breach by us of such legislation may result in the suspension or revocation of necessary licenses, permits or authorizations, civil liability and the imposition of fines and penalties which would adversely affect our financial condition.

Our business is not diversified because we are primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biofuel industry.

Our business consists primarily of bioethanol and sugar production and sales. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell bioethanol and sugar, or if the market for such products declines. Although our Sugar Mill will have the ability to process sugar cane, the distillery unit will not have the ability to produce any other products. Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the bioethanol industry.

An increase in the price for sugarcane supplies and/or a decrease in market prices for biofuel could result in a significant reduction in our revenues and profitability.

Our financial results will greatly depend on prices for our sugarcane supplies and market prices for the bioethanol that we produce.   Sugarcane supplies, which will comprise a major portion of our operating expenses, do not have a direct price relationship to the price of bioethanol in the marketplace. For an operating bioethanol plant, falling bioethanol prices, coupled with a rise in sugarcane prices, can result in significant reductions in cash flow and reduced profitability. These prices will change based on available supplies, the supply and market prices for alternative products and other market factors. For instance, increased supplies of bioethanol or alternative fuels may lead to lower prices for bioethanol, regardless of the price of sugarcane. In addition, increased production of bioethanol could result in increased demand for sugarcane, resulting in higher operating costs and lower profitability. There can be no assurance as to the price of these commodities in the future, and any increase in sugarcane prices or decrease in the price of bioethanol would adversely affect our financial condition.

Our projected operating costs could be significantly higher than we expect due to the nature of our industry and our limited operating history, resulting in a reduction of our income and any distributions we may make.

In addition to general economic conditions, market fluctuations and commodity prices, significant increases in operating costs could adversely affect us due to numerous factors, many of which are beyond our control. These increases could arise for several reasons, such as:

•	higher prices for sugarcane;

•	increased costs for natural gas, electricity, water and other utilities;

•	higher transportation costs for sugarcane supplies and for our bioethanol products due to rising fuel costs and greater demands on truck and rail transportation services; and

•	rising labor costs, particularly if any labor shortage should occur.

Our operations also subject us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety and other matters. We may have difficulty complying with these regulations and our compliance costs could increase significantly. Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, adversely affecting our financial condition.

The market price of bioethanol has followed the price of petroleum and decreases in the price of petroleum-based fuels would very likely decrease the price of bioethanol, resulting in reductions in our revenues.

Historically, bioethanol prices have generally paralleled movements in petroleum prices. Petroleum prices in the international market have been difficult to forecast due to the impact of wars and other political factors, economic uncertainties, exchange rates and natural disasters. Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum fuel prices. A reduction in petroleum-based fuel prices could have a significantly adverse effect on our revenues and profits.

The bioethanol and biofuel industry is becoming more competitive and as a result, we may not be able to achieve profitability.

Competition in the bioethanol and biofuel industry is growing more intense as more production facilities are built and the industry expands. Our business will face competitive challenges from larger facilities that can produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed bioethanol production facilities. Many of these bioethanol and other biofuel producers will compete with us for sugarcane and/or customers in our regional market. We expect that additional bioethanol and other biofuel producers will enter the market if the regulatory environment remains favorable and the demand for bioethanol and other biofuels continues to increase.

As more bioethanol and other biofuel facilities are built, bioethanol and other biofuel production will increase and, if demand does not sufficiently increase, this could result in lower prices for bioethanol and other biofuels, which will decrease the amount of revenue we generate.

A significant number of bioethanol and other biofuel plants are currently being planned and built in Peru and around the world. As a consequence, bioethanol and other biofuel production is expected to increase rapidly in the next two to three years. The demand for bioethanol and other biofuels is dependent upon numerous factors such as governmental regulations and incentives and the development of other technologies or products that may compete with bioethanol. If the demand for bioethanol and other biofuels does not sufficiently increase, then increased bioethanol and other biofuels production may lead to lower bioethanol prices. Decreases in the market price of bioethanol will result in lower revenues, decreased profitability, and adversely affect our financial condition.

Technological advances and changes in production methods in the bioethanol and biofuel industry could render our production facilities obsolete and adversely affect our ability to compete and the value of your investment.

Technological advances could significantly decrease the cost of producing bioethanol and other biofuels. If we are unable to adopt or incorporate technological advances into our operations, our proposed production facilities could become uncompetitive or obsolete. We expect that technological advances in bioethanol and biofuel production methods will continue to occur. If improved technologies become available to our competitors, they may be able to produce bioethanol at a lower cost than us. In such an event, we may be required to acquire new technology and retrofit our production facilities so that we remain competitive. There is no assurance that third-party licenses for any new technologies would be available on commercially reasonable terms or that any new technologies could be incorporated into our proposed production facilities. The costs of upgrading our technology and production facilities could be substantial. If we are unable to obtain, implement or finance new technologies, our production facilities could be uncompetitive and our operating income would be reduced.

The development of alternative fuels and energy sources may reduce the demand for bioethanol, resulting in a reduction in our profitability.

Alternative fuels are continually under development. Petroleum based fuels, other biofuels and other energy sources that can compete with bioethanol in the marketplace are already in use and more acceptable alternatives may be developed in the future, which may decrease the demand for bioethanol or the type of bioethanol that we expect to produce. Technological advances in engine and exhaust system design and performance could also reduce the use of biofuels, which would reduce the demand for bioethanol. Further advances in power generation technologies, based on cleaner hydrocarbon based fuels, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for bioethanol could be significantly diminished or replaced, which would adversely affect our financial condition.

Competition for qualified personnel in the bioethanol industry is intense and we may not be able to hire and retain qualified managers, engineers and operators to operate our plant efficiently.

When the expansion and modification of the Estrella del Norte facilities nears completion, we will need a significant number of employees to operate the facilities. Our success depends in part on our ability to attract and retain competent personnel. We must hire or otherwise engage qualified managers, engineers and accounting, human resources, operations and other personnel. Competition for employees in the bioethanol industry is intense. If we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of bioethanol we produce and market may decrease.

Compliance with new and existing environmental laws and regulations could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation.

To expand, modify and operate the Estrella del Norte facilities, we may need to obtain and comply with a number of permitting requirements. We may have difficulties obtaining the permits we need. As a condition of granting necessary permits, regulators could make additional demands that increase our costs of construction and operations, in which case we could be forced to obtain additional capital. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct and operate our proposed production facilities as planned.

Risks Related to our Capital Stock

There has been a limited public trading market for our securities, and the market for our securities may continue to be limited and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Our common stock has only been listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTCBB, since December 8, 2005, and is now listed under the symbol “SRNW.” We cannot assure you that an active market for our shares will be established or maintained in the future. The OTCBB is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

•	price and volume fluctuations in the stock markets,

•	changes in our earnings or variations in operating results,

•	any shortfall in revenue or increase in losses from levels expected by securities analysts,

•	changes in regulatory policies or law,

•	operating performance of companies comparable to us, and

•	general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for the shares or might otherwise receive than if an active public market existed.

If we issue additional shares in the future, it will result in dilution to our existing stockholders.

Our Board of Directors may choose to issue additional shares of our capital stock in the future to acquire one or more businesses or to provide additional financing. In addition, the holders of our convertible promissory notes, Series A preferred stock and warrants have the right to convert their securities into shares of our common stock. The issuance of additional securities will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Our Series A Preferred contains rights, preferences and privileges that are senior to our common stock, which could negatively impact our common stockholders.

We have an aggregate of 7,142,857 shares of Series A preferred stock issued and outstanding and may issue additional shares of Series A preferred stock in the future. Our Series A preferred stock contains certain rights that are senior to the rights of our common stock, including, but not limited to, liquidation, anti-dilution, conversion, voting and registration rights. Furthermore, the holders of our Series A preferred stock could delay, defer or prevent us from effecting a change in control in the future, which in turn, could have a depressive effect on the prevailing market price of our common stock.

Our common stock is subject to “penny stock” regulations that may affect the liquidity of our common stock.

Our common stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, for which current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading,

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws,

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price,

•	a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks, and

•	such other information and in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock,

•	the compensation of the broker-dealer and its salesperson in the transaction,

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock,

•	the liquidity of the market for such stock, and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock if it is subject to the penny stock rules.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.	Description of Property

Our principal executive offices are located at 9440 Santa Monica Blvd., Suite 401, Beverly Hills, California 90210.  ARC Investment Partners, an affiliate of Steven Magami, our President, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We also lease offices in Lima, Peru for approximately $296,000 per year. The lease is a four year lease, which commenced in January 2008.

On December 28, 2007, we engaged an unaffiliated third party, on an exclusive basis, to assist us in locating and acquiring land in the Tumbes, Piura, Lambayeque, La Libertad and Arequipa regions of Peru for the operation of the Sugar Mill.  Our engagement with them terminates on December 28, 2009.  We agreed to compensate this unaffiliated third party for such services at a fixed amount per hectare of land obtained on our behalf. Since the date of the agreement, they have obtained control over 40 hectares of land from various owners or possessors in the Lambayeque region and have agreed to transfer control over the land, or Industrial Lot, to us as soon as the lot has been consolidated. We are still in the process of locating additional land in Peru.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2007 there were two written consents entered into by the security holders of our Company.

 On November 14, 2007 the majority shareholder of NDCI entered into a written consent authorizing and approving: (1) the cancellation of 89,900,000 shares of the Company's common stock by Kenneth Laurent; (2) the Agreement Concerning the Exchange of Securities By and Among NDCI, Stratos Peru and the security holders of Stratos del Peru S.A.C.(or the Exchange Agreement); (3) the Amended and Restated Articles of Incorporation of NDCI; (4) the Amended and Restated Bylaws of NDCI; (5) setting the number of directors to be five; (6) the appointment of the following directors effective as of the date of the closing of the Exchange Agreement: Luis Francisco de las Casas, Steven Magami (Chairman), Gustavo Goyzueta, Carlos Antonio Salas, and Luis Goyzueta; and (7) the appointment of the following officers effective as of the date of the closing of the Exchange Agreement: Carlos Antonio Salas (Chief Executive Officer), Luis Goyzueta (President), Jorge Eduardo Aza (Chief Operating Officer), Julio Cesar Alonso (Chief Financial Officer and Treasurer) and Gustavo Goyzueta (Secretary).

 On November 15, 2007 the common and Series A preferred shareholders of NDCI entered into a written consent to amend the Amended and Restated Articles of Incorporation to change our name from New Design Cabinets, Inc. to Stratos Renewables Corporation.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “SRNW.” Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented, as reported on the website of the NASDAQ Stock Market. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
	High	Low
Year Ending December 31, 2008
First Quarter	$1.90	$1.50
Year Ended December 31, 2007
First Quarter	$0.0033	$0.0033
Second Quarter	0.0033	0.0033
Third Quarter	0.0033	0.0033
Fourth Quarter	1.75	0.0033
Year Ended December 31, 2006
First Quarter	$0.0033	$0.0033
Second Quarter	0.0033	0.0033
Third Quarter	0.0033	0.0033
Fourth Quarter	0.0033	0.0033

On April 7, 2008, the closing sales price for our common stock was $1.60, as reported on the website of the OTCBB. As of April 7, 2008, there were approximately 90 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 59,972,936 outstanding shares of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

Neither NDCI nor Stratos had any equity compensation plans in place as of December 31, 2007.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251. The phone number of the transfer agent is (480) 481-3940.

RECENT SALES OF UNREGISTERED SECURITIES

The following represents our sales of unregistered securities in the last three years:

2008

On March 7, 2008 we closed on $1,587,447 of our $10 million March 2008 Financing, and unless we receive the full $10 million earlier, we anticipate that we will continue to offer our securities on the same terms and conditions until at least May 31, 2008. Pursuant to the March 2008 Financing, we issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The warrants have a “cashless” exercise provision, expire five years from the date of issuance, and are exercisable at $0.75 per share, subject to adjustment under certain circumstances. The common stock and warrants issued in connection with the March 2008 Financing were not registered under the Securities Act and were issued in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. Our determination with regard to the applicable exemptions from registration was based on the representations of the investors, which included, in pertinent part, that such investors were either: (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as such term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the investors understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

2007

On November 14, 2007, pursuant to the acquisition of Stratos Peru, we issued 45,000,000 shares of our common stock to the security holders of Stratos Peru in exchange for 999, or 99.9%, of the issued and outstanding shares of Stratos Peru. Such securities were not registered under the Securities Act and were issued in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. Our determination with regard to the applicable exemptions from registration was based on the representations of the security holders, which included, in pertinent part, that such security holders were either: (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as such term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the security holders understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On November 14, 2007, pursuant to the Private Placement, we issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. Each share of common stock was sold to investors at $0.70 per share, for an aggregate of gross proceeds of approximately $1.9 million. The warrants expire five years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. The common stock and warrants issued under connection with the Private Placement were not registered under the Securities Act in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. Our determination with regard to the applicable exemptions from registration was based on the representations of the investors, which included, in pertinent part, that such investors were either: (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the investors understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On November 14, 2007, we entered into a Series A preferred stock and warrant Purchase Agreement with MA Green, to sell an aggregate of 7,142,857 shares of Series A preferred stock, $0.001 par value and a warrant to purchase an aggregate of 1,785,714 shares of common stock, or the Series A Private Placement. Each share of Series A preferred stock was sold at $0.70 per share for an aggregate of approximately $5 million in gross proceeds. The warrant expires five years from the date of issuance and is exercisable at $0.75 per share, subject to adjustment under certain circumstances. Our Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.  The Series A preferred stock and warrants issued in connection with the Series A Private Placement were not registered under the Securities Act and were issued in reliance upon the exemption set forth in Section 4(2) and Regulation D of the Securities Act. We made this determination based on the representations of the investor, which included, in pertinent part, that such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that the investor understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On November 14, 2007, we entered into Note and Warrant Purchase Agreements with investors to issue an aggregate of approximately $3 million in convertible promissory notes, or the Notes, and warrants to purchase an aggregate of 870,858 shares of common stock to investors, or the Bridge Financing. The Notes issued in connection with the Bridge Financing bear interest at 10% per annum. The Note holders received one warrant to purchase one share of common stock, at an exercise price of $0.75 per share, subject to adjustment under certain circumstances for every $3.50 invested in the Company in connection with the Bridge Financing, or the Bridge Warrants. The Bridge Warrants are exercisable for three years from the closing date of the Bridge Financing.

Upon the earlier to occur of: (i) April 30, 2008, the Maturity Date of the Notes, (ii) the consummation of a private investment in public equity financing, or PIPE, with institutional investors for at least $25 million, net of offering expenses, or (iii) when, upon the occurrence of an event of default as described in the Notes, such amounts are declared due and payable, the Note holders are entitled to repayment equal to 30% in excess of the principal and accrued interest then due and outstanding under the terms of the Notes, or the Repayment Amount. Upon the earlier to occur of the Maturity Date or the consummation of the PIPE, the Note holders will have the right to convert (in whole or in part) 110% of the Repayment Amount into shares of common stock of the Company at the fair market value of each share of common stock, or at the price per share of common stock sold to investors in the PIPE, as the case may be.

The Notes issued in connection with the Bridge Financing were not registered under the Securities Act and were issued in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. We made this determination based on the representations of the investors, which included, in pertinent part, that such investors were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the investors understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

2005

In January 2005, we completed an offering of our common stock to a group of private investors.  We issued 260,000 shares of common stock at $0.10 per share to 23 stockholders for an aggregate offering price of $26,000. This transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about NDCI, including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

 We are engaged in the business of producing, processing and distributing sugarcane ethanol in Peru. Ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel.

 On November 14, 2007, we completed a share exchange agreement with Stratos. As a result of the Share Exchange, we abandoned our previous cabinetry and furniture business and commenced the business of producing, processing and distributing sugarcane ethanol. Because we are the successor business to Stratos and because the operations and assets of Stratos represents our entire business and operations from the closing date of the Share Exchange, our management's discussion and analysis and plan of operations are based on Stratos’ intended operations.

Neither Stratos nor Stratos Peru has generated any revenue since the commencement of our operations on February 27, 2007.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of our fixed assets and the recoverability of our VAT receivable. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Impairment of long-lived assets

We follow the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of December 31, 2007 there were no significant impairments of long-lived assets.

Plan of Operations

Overview

This current report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in the section entitled “Risk Factors.”

Upon consummation of the Share Exchange, we commenced our business plan to develop ethanol and sugar products through the cultivation, harvesting and processing of sugarcane in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in Peru will be a key component in achieving our goals.

 Our business plan consists of two phases. Phase I will primarily be focused on establishing our initial ethanol production facilities and infrastructure. Phase II will primarily be focused on expanding our operations in strategic locations.

Phase I

Phase I of our business plan is comprised of six components:

•	mill and distillery acquisition, expansion and modification;

•	seedling production;

•	compost production;

•	land sourcing;

•	field installment; and

•	conducting feasibility studies and generating a business plan for Phase II.

Mill and distillery acquisition, expansion and modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru, or the Sugar Mill. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the Sugar Mill.  Of the purchase price, we held back $350,000, or the Holdback, representing approximately 7.74% of the purchase price, into an escrow contingencies account with Banco Continental in Lima, Peru.  The Holdback is to protect us in the event Gabinete fails to fulfill certain tax obligations relating to the equipment for the years 2002 through 2007, the equipment is lost or damaged while in transit from Gabinete, the equipment is not delivered to us, or certain representations made by Gabinete in the asset purchase agreement are discovered to be false.

We plan to relocate the Sugar Mill and to acquire and install a distillery unit to adjoin it for the production of ethanol. Additionally, we plan to upgrade the Sugar Mill’s capacity to crush sugarcane from 500 tons of including the value added tax sugarcane per day to 1,100 tons of sugarcane per day. We estimate that we will need a total of $9.6 million in investment and working capital to overhaul, expand and relocate the Sugar Mill, acquire the distillery and conduct operations at the mill and distillery through the first quarter of 2009.

On December 4, 2007 we entered into an agreement with Mr. Luis Rivas, a member of our advisory board, for his services in providing us with a plan for us to hire a contractor to dismantle, repair and overhaul the equipment from the Sugar Mill. He will also provide us with engineering studies in order to determine the maximum capacity of sugar cane processing of the Sugar Mill and to establish the process layout and technical specifications that will be required for new machinery and equipments.

On February 27, 2008, Stratos Peru entered into an agreement with Panka S.A.C. to provide us with a basic engineering plan and new layout of the Sugar Mill after the overhauling of the Sugar Mill.

On March 12, 2008, Stratos Peru entered into an agreement, the CWE Agreement, with CWE.  The CWE Agreement relates to the relocation of the Sugar Mill to the Industrial Lot, that we have obtained the rights to in the Lambayeque region. Under the terms of the CWE Agreement, we engaged CWE to clean, remove and disassemble equipment located at the Sugar Mill.   We have agreed to pay CWE a service fee of approximately $150,000, payable in installments.  In connection with the payment of the service fee, we executed two promissory notes in favor of CWE, each in the amount of $8,330.  The Notes are both due and payable on May 22, 2008.  The CWE Agreement terminates on June 9, 2008.

In March 2008 we began the dismantling of all of the equipment. As of March 29, 2008, approximately 25% of the equipment has been dismantled. We anticipate that the dismantling will be complete by the end of May 2008.

After modifying and expanding the Estrella del Norte facilities, we plan to use approximately 40% of its capacity to produce raw sugar to be sold in the local wholesale markets, and 60% of its capacity to produce an estimated 4.9 million gallons of ethanol a year.

SeedlingProduction

The second component of Phase I will be to establish a high quality seedling production program to supply our planned intensive planting program scheduled to commence during Phase II of our business strategy. We intend to lease a plot of land in the Piura region, which we believe is an ideal location with respect to its climate and surrounding environment, to establish a sugarcane seedling nursery.

On February 6, 2008, Stratos Peru entered into a services agreement with Biotecnologia Del Peru S.A.C, or Biotecnologia, to establish a pilot seedling laboratory, or Pilot Laboratory.  Biotecnologia is to install a laboratory in Piura with appropriate equipment and experienced personnel.  They will study various breeds of genetic material, and advise Stratos Peru which will be the most adequate to generate elite sugar cane plantlets to be used in our future seedling nursery.  The Pilot Laboratory has already begun generating sugarcane plantlets, and we anticipate that we will receive a report on their advancements by the end of the April 2008.

Compost Production

In addition to establishing a seedling production program in Phase I, we also intend to implement an organic fertilizer production program to support our planned intensive planting program scheduled to commence during Phase II. We anticipate that our compost production program will begin in the second quarter of 2008.

Land Sourcing

The fourth component of Phase I will be to acquire and secure options to acquire land for sugarcane production from three potential sources: small and medium private land lots; peasant community land lots; and state owned land lots. The most important factors in locating land suitable for sugarcane production are water supply, soil composition, climate, distance from the Sugar Mill and access to roads and other services.

Field Installment

The fifth component, as part of our main objective to be the market leader in sustainable low-cost ethanol production, will be to take advantage of our "greenfield" position to use only sophisticated crop management techniques to ensure maximum yield with high sucrose and inverted sugar content. The Peruvian coast is ideal for these modern farming techniques, as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed.  To ensure the maximum benefit from the genetically cleaned sugar varieties that we intend to install on our comparatively low-cost land, significant investment will go into channeling water to the sites from national irrigation projects and on field irrigation installation with back-up water supply, and land preparation to ensure the longevity and productivity of the fields which includes grading, leveling, initial nutrient and organic material installation, and field layout.

Conducting feasibility studies and generating a business plan for Phase II

The final component of Phase I will initially involve hiring a consultant to conduct a feasibility study based on the information provided by our land sourcing efforts. The study will focus on generating cost estimates and designs based on analyzing the climactic, water, soil, topography and irrigation characteristics of the properties identified by our land sourcing team. Following the completion of the feasibility study, we will create a comprehensive business plan for Phase II consisting of an overview of the industry, a market analysis, competitive analysis, marketing plan, management plan and financial plan. We will also perform a port feasibility study, which if successful, will optimize our distribution of ethanol and reduce our operation costs for distribution to world markets.

Our goal is to have all of the components of Phase I completed by early 2009 so that we can begin executing Phase II.

Phase II

Phase II of our business plan will consist of our expansion in four strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we anticipate raising and investing funds up to an additional $590 million in order to plant sugarcane on 48,000 hectares of raw land, and acquire and operate a total of four mills with attached ethanol distilleries, with expandable capacities and distribution port infrastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day, and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II by the first quarter of 2009. The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies and social environment. We plan to establish the four locations in two stages.

Stage One - Olmos and Morrope

During the first stage, which will begin in the second quarter of 2009, we plan to start exercising the lease contract which we believe we will have with the Peasant Community of Olmos and Morrope for 24,000 hectares of land. We estimate that the total cost for Stage One will be approximately $280 million, consisting of $120 million in costs related to administration, field installation and the development of an infrastructure, and $160 million in costs related to the construction of production facilities and distribution port.

Stage Two - Chepen

During the second stage, which will begin in the second quarter of 2011, we plan to plant the first 24,000 hectares of land around the Chepen valley, located along the northern Peruvian coast. We estimate that the total cost for this stage will be approximately $310 million, consisting of $120 million in costs related to administration, field installation, and the development of an infrastructure, and $190 million in costs relating to the construction of production facilities and distribution port.

Trends and Uncertainties

Our future growth will be dependent initially on our ability to establish reliable sources of sugarcane for the operation of the Sugar Mill, and going forward, on our ability to develop our own supplies of sugarcane. We must be successful in establishing sugarcane supply relationships with local growers and there is no assurance that we will be able to enter into such relationships for sufficient amounts of sugarcane. Additionally, we must be successful in establishing seedling, compost and land sourcing programs in order to allow us to develop a consistent, reliable and cost-effective long-term supply of sugarcane.

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We expect to increase our operating expenses over the coming years. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $33 million. Furthermore, we estimate that will need up to an additional $590 million to fund our expansion during the course of Phase II of our operations, which is set to commence during the first quarter of 2009 and continue for five years thereafter.

Most of our operations, including the Sugar Mill, along with the land we have acquired and propose to acquire on which to grow our sugarcane supplies, are located in Peru. Although we believe that conducting operations in Peru will provide us with significant competitive advantages, we will also be subject to risks not typically associated with ownership of United States companies.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations during our fiscal year ended December 31, 2008.

Given that we are a development stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including our ability to manage our expected growth, complete construction of our proposed plant and commence operations. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, completion of our proposed plant and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Liquidity and Capital Resources

Cash Flows from Financing Activities

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Private Placement

We completed a private placement for our securities on November 14, 2007, or Private Placement, pursuant to which we issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. We raised $1,867,090 aggregate gross proceeds in connection with the Private Placement. We sold to investors each share of common stock at $0.70 per share. The fair value of the warrants amounted to $352,268. We computed the fair value using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 5.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

Series A Preferred Stock Private Placement

We completed a Series A private placement on November 14, 2007, or Series A Private Placement, pursuant to which we issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. We raised $5,000,000 gross in connection with the Series A Private Placement. We sold each share of Series A Preferred Stock at $0.70 per share. The warrants expire five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. Our Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of 10%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one-to-one ratio (unless the conversion occurs upon the consummation of a financing or financings in an aggregate amount of $25 million), an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The intrinsic value of the beneficial conversion feature has been recorded as a preferred stock dividend at the date of issuance. The Company recognized $471,765 of preferred dividends related to the beneficial conversion feature.

Bridge Financing

We entered into a Note and Warrant Purchase Agreement on November 14, 2007, or Bridge Financing, with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. We raised $3.0 million aggregate gross proceeds in connection with the Bridge Financing. The warrants will expire three (3) years from the closing date of Bridge Financing. Total interest expense at December 31, 2007 amounted to $56,125.

The following table summarizes the above transactions

Description	Gross Proceeds
Private Placement - Common Stock	$1,867,090
Private Placement - Preferred Stock	5,000,000
Bridge Financing	3,048,000
$9,915,090

Recent Sale of Common Stock

On March 7, 2008 we closed on $1,587,447 of our $10 million private placement. We anticipate that we will continue to offer our securities on the same terms and conditions until at least may 31, 2008. Pursuant to the March 2008 Financing, we issued an aggregate of 2,267,782 shares of Common Stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of Common Stock with an exercise price of $0.75 per share.

Cash Used for Investing Activities

On October 18, 2007, we signed a purchase-sale contract with Gabinete Técnico de Cobranza S.A.C., and have acquired certain assets that are part of the Sugar Mill. This purchase price was $5,382,328:

•	$5,032,328 by bank draft issued to the order of Gabinete Técnico de Cobranza S.A.C.;

•	$350,000 to be deposited in a bank account in order to guarantee payment of any contingency that may arise from this transaction.

We acquired certain assets from Gabinete Técnico de Cobranza S.A.C. as part of its overall business strategy to purchase, sale, produce, distribute, market, transport, warehouse, export and import of all kinds of products derives from hydrocarbons and bio-fuels.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:  The fair values are determined based on an appraisal:

Plant and equipment	$4,522,965
VAT receivable	859,363
Purchase price	$5,382,328

We have determined that the discounted cash flows generated by the exploitation of the Sugar Mill will suffice to cover the carrying value of the assets acquired in this acquisition.

The Sugar Mill did not have any operations for the past several years.

Off-Balance Sheet Arrangements

Our company has no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  We are currently evaluating the effect of this pronouncement on financial statements.

Item 7.	Financial Statements

See Index to Consolidated Financial Statements on Page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

As of December 4, 2007, Stratos replaced Bagell, Josephs, Levine & Company, L.L.C., or BJLC as its independent registered public accounting firm, and engaged Moore Stephens Wurth Frazer and Torbet, LLP, or MSWFT as its new independent registered public accounting firm.

The reports of BJLC on the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, except that the reports stated that they were prepared assuming that the Company will continue as a going concern, as to which the Company’s recurring operating losses raised substantial doubt. During the Company’s fiscal years ended December 31, 2006 and 2005 and the subsequent interim period preceding the termination, there were no disagreements with BJLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BJLC, would have caused BJLC to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

The Company’s Board of Directors was advised by BJLC that during their performance of audit procedures for the Company’s fiscal years ended December 31, 2006 and 2005, BJLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

During the two most recent fiscal years and the interim period preceding the engagement of MSWFT, the Company has not consulted with MSWFT regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

Item 8A(T).	Controls and Procedures

Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Due to our current size and our being in the development or start-up stage we are still in the process of retaining personnel qualified in applying U.S. generally accepted accounting principles or US GAAP and U.S. standards of financial reporting.  We are in the process of preparing to be in compliance with the internal control requirements under Section 404 of the Sarbanes Oxley Act, for our fiscal year ending December 31, 2008, and only recently became aware of the need to comply with such rules for our fiscal year ended December 31, 3007.  During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with Peruvian accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply US GAAP requirements.  Our current accounting department responsible for financial reporting of the Company on a consolidated basis is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  As a result, we have engaged an outside U.S. CPA firm to help us prepare our US GAAP financial statements.

 We are also in the process of forming our internal audit function to help monitor our control procedures.  We intend to put an Audit Committee of the Board of Directors in place which will also contribute to the oversight of our accounting and audit functions.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  From this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our  registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B(T). Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

Directors and Officers

Our directors are elected annually and serve until the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of our Board of Directors. There are no family relationships among any of our directors and executive officers. Our board members are encouraged to attend meetings of the Board of Directors and the annual meeting of stockholders. The Board of Directors held no meetings and adopted ten unanimous written consents in lieu of meetings in 2007.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Age	Position
Carlos Antonio Salas	40	Chief Executive Officer and Director
Steven Magami	31	President and Chairman of the Board of Directors
Jorge Eduardo Aza	34	Chief Operating Officer
Julio Cesar Alonso	28	Chief Financial Officer and Treasurer
Luis Francisco de las Casas	46	Director
Valerie Broadbent	69	Secretary

Carlos Antonio Salas, Chief Executive Officer and Director, has served as a senior executive in the fields of agribusiness and agricultural development, and is the former Director General of the National Institute for Agricultural Research (equivalent to the United States’ Undersecretary of Agriculture), appointed by the President of Peru and the Ministry of Agriculture. Mr. Salas has been instrumental in directing technical, commercial, and financial evaluations of more than 100 medium and large size companies in the food and agribusiness sector worldwide. Mr. Salas has served on more than ten national and international committees and boards related to agricultural research and development. He has gathered expertise in fifteen countries, throughout the Americas, Africa and the EU. In the last two years, Mr. Salas has led mining and agriculture and reengineering processes in the Peruvian agribusiness sector. Mr. Salas holds an MSC and a PhD in Crop Science from North Carolina State University and a joint MBA in Food and Agribusiness Management from the Krannet School at Purdue University and Wageningen Universiteit in the Netherlands.

Steven S. Magami, President and Chairman of the Board of Directors, has led a career as a private equity investor, investment banker and C-level executive, with a focus on the clean energy sector for several years. Mr. Magami is a partner of ARC Investment Partners, a private equity firm focused on renewable energy. Mr. Magami has extensive experience in the biofuels industries were he has financed and built companies from business plans through the evolution of their business strategy and concluding institutional equity financing. He has served as President and a Director of Pure Biofuels Corporation, a leading Latin American biodiesel producer, since 2007. Previously, Mr. Magami was a principal investor with Lovell Minnick Partners managing and investing capital for institutions including Goldman Sachs and GE. Mr. Magami was instrumental in building a successful portfolio of companies through LBOs, growth capital and venture investments. Mr. Magami started his career as an investment banker advising large buyout firms on industry roll-up strategies. He has served on the boards of numerous public and private companies guiding business strategy, leading corporate development initiatives and driving acquisition strategies.

Luis de las Casas, Director, was formerly Peru’s Vice-Minister of Construction and has broad experience in public policy, strategic expansion projects and territorial planning. He has been involved in several land acquisition and expansion programs and has actively designed, directed, and managed social and rural development projects related to peasant communities and farmer coops. He participates currently in multidisciplinary Consultative Boards and is the President of FINCA, the Foundation for the Innovation and Competitiveness of Agriculture. He has an MS in regional and rural planning.

Jorge Eduardo Aza, Chief Operating Officer, has over a decade of experience in the supply chain management industry. Mr. Aza has developed logistic projects in the mining industry, has experience in freight forwarding operations, and has held financial positions with different global logistics companies such as Eagle Global Logistic and UTI Worldwide Inc. Mr. Aza holds a BSc degree in Business Administration and Finance from UPC, a member of Laureate Universities in Peru.

Julio Cesar Alonso, Chief Financial Officer and Treasurer, previously served as a senior financial auditor of PricewaterhouseCoopers, leading teams for planning and execution of financial audits for local companies such as Nextel del Perú, Grupo Backus, Grupo Graña y Montero, Grupo Quimica Suiza, IBM del Peru, Kraft Foods del Perú, Eckerd Peru and Talma Menzies, and international companies such as Rentokil US Pest Control and Teleflex Corp. Mr. Alonso has participated as a team member of the Transaction Services Group in charge of all due diligence projects for PricewaterhouseCoopers. He also has experience working for cargo transportation and integrated logistics companies. Mr. Alsonso holds a BSc in Business Administration and Finance from the UPC, a member of Laureate Universities in Peru.

Valerie Broadbent, Secretary, is the managing member of Berkeley Consulting Group, LLC and Chief Administrative Officer of MBA Holdings, LLC, which consults and advises companies on organization, corporate administration, business strategies, restructuring, overseeing capital formation and mergers and acquisitions. Ms. Broadbent has more than 30 years of experience working in corporate administration for both public companies and in the private sector. She has served as Corporate Secretary for three public companies and numerous private companies.

To the best of our knowledge, none of our directors, executive officers, promoters or control persons, or any nominated directors, has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors

Our Board of Directors is currently composed of three members, Carlos Antonio Salas, Steven Magami, and Luis de las Casas. Steven Magami is our Chairman of the Board of Directors. In this capacity, he is responsible for presiding at meetings of the Board of Directors and exercising and performing such other powers and duties as may be from time to time assigned by the Board of Directors or prescribed by our Amended and Restated Bylaws.

None of our directors are deemed independent. All the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees are required to be independent pursuant to their charters. We are in the process of recruiting independent directors, and as soon as we have retained them, we will appoint members to these board committees.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Board Committees

Audit Committee.

We have adopted an Audit Committee Charter, although at this time, we do not yet have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The SEC recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. We have only recently begun increasing our operations, and we are now seeking to acquire an independent director who qualifies as an “audit committee financial expert” as soon as reasonably practicable. Our current directors, by virtue of their education and past employment experience, have considerable knowledge of financial statements, finance, and accounting, and have significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such a designated expert at this time.

Our Audit Committee will oversee our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing with management and our independent auditors any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the audit committee report that the Commission requires in our annual proxy statement.

Compensation Committee and Nominating and Corporate Governance Committee.

We have adopted a Compensation Committee charter and a Nominating and Governance Committee charter, although we have not yet designated a Compensation Committee or a Nominating committee, due to our lack of independent directors. We intend to retain independent directors to serve on these committees, as soon as reasonably practicable.

Our Compensation Committee will assist our Board of Directors in determining the development plans and compensation of our executive officers and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our executive officers; and

•	administering our stock option and other equity compensation plans.

Our Nominating and Governance Committee will assist the Board of Directors by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, establishing, evaluating and overseeing our corporate governance guidelines, and recommending compensation plans for our directors. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering stockholder nominees for election to our Board of Directors;

•	evaluating and recommending candidates for election to our Board of Directors; and

•	recommending and determining the compensation of our directors.

Board Meetings

The Board of Directors of our Company held no meetings of directors and took ten actions by written consent during the fiscal year ended December 31, 2007. Other than that paid to Steven Magami, no compensation has been paid to the directors for the year ended December 31, 2007.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act.

A Code of Ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

Insider Trading Policy

In order to take an active role in the prevention of insider trading violations by our officers, directors, employees and other related individuals, we have adopted an Insider Trading Policy and Whistleblower Policy and Procedures.

Foreign Corrupt Practices Act

We have adopted policies and procedures relating to the U.S. Foreign Corrupt Practices Act, or the FCPA.  The FCPA makes it illegal to give or offer to give money or anything of value to a foreign official, a foreign political party, a party official or a candidate for political office in order to influence official acts or decisions of that person or entity, to obtain or retain business, or to secure any improper advantage.  It is our policy that Stratos, our directors, officers, employees and agents strictly comply with the FCPA in the U.S. and in every jurisdiction in which we operate.

Stockholder Relations

We do not have any restrictions on stockholder nominations under our Amended and Restated Articles of Incorporation or Amended and Restated Bylaws. The only restrictions are those applicable generally under Nevada law. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. The Board of Directors will consider suggestions from individual stockholders, subject to evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee should also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

The Board of Directors has not adopted a formal methodology for communications from stockholders but plans to adopt one as soon as reasonably practicable.

We do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Item 10.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2007 by our current President and each of the other most highly compensated executive officers. None of our officers received total compensation which exceeded $100,000 during either of the two fiscal years ended December 31, 2006 or December 31, 2007.

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Non-	All Other	Total
Principal		($)	($)	Awards	Awards	Incentive	qualified	Compensation	($)
Position						Plan	Deferred	($)
						Compensation	Compensation
							Earnings

Luis Goyzueta, President (1)	2007	$33,774

Carlos Antonio Salas, Chief Executive Officer, Director and General Manager (2)	2007	$27,600

Kenneth P. Laurent, President and Chief Executive Officer (3)	2007 2006

Julio Cesar Alonso, Chief Financial Officer and Treasurer (4)	2007

Todd Laurent, Secretary and Treasurer (5)	2007 2006
____________________________________________

(1)
Luis Goyzueta served as President and a Director of Stratos from November 14, 2007 until March 10, 2008, when he resigned from both positions. Mr. Goyzueta did not receive any compensation for his services rendered to Stratos. Mr. Goyzueta also served as a manager of Stratos Peru since November 5, 2007, pursuant to an employment agreement with Stratos Peru. As a manager of Stratus Peru, Mr. Goyzueta received a salary of $12,700 per month. Mr. Goyzueta resigned from his position as a manager of Stratos Peru on March 10, 2008.

(2)
Carlos Antonio Salas has served as Chief Executive Officer and a Director of Stratos Peru since November 5, 2007, and as Chief Executive Officer and Director of Stratos since November 14, 2007. Beginning on November 5, 2007, Mr. Salas received salary of $13,800 per month pursuant to his employment agreement with Stratos Peru. Mr. Salas is not compensated in either of his executive roles with Stratos.

(3)
Kenneth Laurent served as the President and Chief Executive Officer of NDCI Mr. Laurent did not receive any direct cash or non-cash compensation during the fiscal years ended December 31, 2006 or December 31, 2007. Mr. Laurent resigned from both positions on November 14, 2007.

(4)
Julio Cesar Alonso served as the Chief Financial Officer for Stratos Peru since November 5, 2007 and as Chief Financial Officer effective November 14, 2007. Beginning on November 5, 2007 Mr. Alonso received salary of $5,700 per month pursuant to his employment agreement with Stratos Peru.

(5)
Todd Laurent served as the Secretary and Treasurer of NDCI Mr. Laurent did not receive any direct cash or non-cash compensation during the fiscal years ended December 31, 2006 or December 31, 2007. Mr. Laurent resigned on November 14, 2007.

Outstanding Equity Awards At Fiscal Year-End

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2007.

Director Compensation

The following table summarizes the compensation paid to Stratos’ directors for the fiscal year ended December 31, 2007:

Name	Fees	Stock	Option	Non-Equity	All Other	Total
	Earned or	Awards	Awards	Incentive Plan	Compensation	($)
	Paid in	($)	($)	Compensation	($)
	Cash			($)

Kenneth P. Laurent (1)
Steven Magami (2)	$20,000					$20,000
Carlos Antonio Salas
Luis Humberto Goyzueta (3)
Luis Francisco de las Casas

Notes:

(1)	Kenneth P. Laurent did not receive any direct cash or non-cash compensation during the fiscal years ended December 31, 2006 or December 31, 2007. Mr. Laurent resigned on November 14, 2007.

(2)	Steven Magami has served as our Chairman of the Board of Directors since November 14, 2007, pursuant to which he received $10,000 per month in compensation.

(3)	Luis Humberto Goyzueta resigned as a Director of Stratos on March 10, 2008.

Compensation Arrangements

Prior to November 14, 2007, we had only one director, Kenneth P. Laurent.  Mr. Laurent did not receive any direct compensation for his services. In connection with the acquisition of Stratos Peru, Kenneth P. Laurent resigned from his position as our sole director.  Concurrent therewith, we appointed four new directors to our Board of Directors: Carlos Antonio Salas, Luis Humberto Goyzueta, Steven Magami and Luis Francisco de las Casas. Mr. Goyzueta resigned as a director on March 10, 2008. Steven Magami received $10,000 per month in his capacity as Chairman of the Board of Directors. None of the other directors have received any direct compensation for their services.

Employment Agreements

Other than as described below, we are not party to any employment contracts with our officers and directors.

Steven Magami. Steven Magami has served as our Chairman of the Board of Directors since November 14, 2007. He continued to serve solely as our Chairman of the Board through March 14, 2008, when he was also appointed President of Stratos. Mr. Magami receives $10,000 per month for his services as Chairman of the Board and as President of Stratos. He currently does not have an employment agreement with the Company.

Carlos Antonio Salas. Our wholly owned subsidiary, Stratos Peru, entered into an employment agreement with Mr. Salas for his services as Chief Executive Officer effective November 5, 2007. The term of the agreement is for one year, ending on November 4, 2008. Pursuant to the terms of the agreement, we have agreed to pay Mr. Salas an annual salary of $165,600 per year. In addition to his annual salary, Mr. Salas will be granted one additional month of salary in July and again in December under Peruvian Labor laws.

Eduardo Aza. Our wholly owned subsidiary, Stratos Peru, entered into an employment agreement with Mr. Aza for his services as Chief Operating Officer effective November 22, 2007. The term of the agreement is for one year, ending on November 4, 2008. Pursuant to the terms of the agreement, we have agreed to pay Mr. Aza an annual salary of $96,000 per year. In addition to his annual salary, Mr. Aza will be granted one additional month of salary in July and again in December under Peruvian Labor laws.

Julio Cesar Alonso. Our wholly owned subsidiary, Stratos Peru, entered into an employment agreement with Mr. Alonso for his services as Chief Financial Officer effective November 5, 2007. The term of the agreement is for one year, ending on November 4, 2008. Pursuant to the terms of the agreement, we have agreed to pay Mr. Alonso an annual salary of $68,400 per year. In addition to his annual salary, Mr. Alonso will be granted one additional month of salary in July and again in December under Peruvian Labor laws.

Consulting and Advisory Agreements

As of April 7, 2008 we have entered into four agreements with unaffiliated third party consultants for the purpose of providing us with advisory services in connection with our business, strategy, operations and financings. Pursuant to these agreements, we have issued an aggregate of 1,250,000 warrants, all of which will have vested by March 7, 2009, and are exercisable at a weighted average price of $0.72 per share. One of these agreements expired on February 15, 2008, but the remaining agreements have a one year term. All the warrants have a five year term. The consultants also receive stipends ranging between $5,000 and $10,000 per month.

Stock Option Plans

None.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 15, 2008 by: (i) each person (including any group) known to use to own more than 5% of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 9440 Santa Monica Boulevard, Suite 401, Beverly Hills, California 90210.

As of April 7, 2008, we had 59,972,936 shares of common stock and 7,142,857 shares of Series A preferred stock issued and outstanding.

Name of Beneficial Owner and	Shares of common stock Beneficially Owned		Shares of Series A preferred stock Beneficially Owned
Address(1)	Number(2)	Percentage(2)	Number(2)	Percentage(2)
Carlos Antonio Salas	5,000,000	8.3	-	-
Luis Humberto Goyzueta(3)	17,287,327	28.6	-	-
Jorge Eduardo Aza	3,018,018	5.0	-	-
Julio Cesar Alonso	540,541	*	-	-
Gustavo Goyzueta(4)	3,018,018	5.0	-	-
Steven Magami(5)	11,946,589	17.3	7,142,857	100
Luis Francisco de las Casas	540,541	*	-	-
MA Green, LLC(6)	8,928,571	12.9	7,142,857	100
SGM Capital, LLC(7)	3,018,018	5.0	-	-
Kenneth P. Laurent(8)	6,100,000	10.2	-	-
All Executive Officers and Directors as a Group (5 persons) (9)	21,045,689	30.5	7,142,857	100

*	Less than 1%

(1)	Unless otherwise indicated, the address of the beneficial owner is 9440 Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership fo any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on 59,972,936 shares of common stock outstanding as of April 15, 2008.

(3)
Luis Humberto Goyzueta’s address is Av. La Merced 810, Surco, Lima, Peru. Mr. Luis Humberto Goyzueta’s holdings consist of 16,930,290 shares of common stock and warrants to purchase 357,037 shares of common stock.

(4)	Gustavo Goyzueta’s address is Calle La Coruna 149, La Estancia, La Molina, Lima, Peru.

(5)
Steven Magami’s holdings consist of 3,018,018 shares of common stock, 7,142,857 shares of Series A preferred stock and a warrant to purchase 1,785,714 shares of common stock. 3,018,018 shares of common stock are held by SGM Capital, LLC. Mr. Magami is the manager of SGM Capital, LLC and exercises voting and investment control over the shares. 7,142,857 shares of Series A preferred stock and warrants to purchase 1,785,714 shares of common stock are held by MA Green, LLC. Mr. Magami is the manager of MA Green, LLC and exercises voting and investment control over the shares.

(9)
MA Greene, LLC’s holdings consist of 7,142,857 shares of Series A preferred stock and a warrant to purchase 1,785,714 shares of common stock. Steven Magami is the manager of MA Green, LLC and exercises voting and investment control over the shares.

(10)	SGM Capital, LLC’s holdings consist of 3,018,018 shares of common stock. Steven Magami is the manager of SGM Capital, LLC and exercises voting and investment control over the shares.

(11)	Kenneth Laurent’s address is 3313 N. 83rd Place, Scottsdale, AZ 85251.

(12)	Consists of 21,045,689 shares of common stock, 7,142,857 shares of Series A preferred stock and warrants to purchase 1,785,714 shares of common stock.

DESCRIPTION OF SECURITIES

 We are presently authorized under our Amended and Restated Articles of Incorporation to issue 300,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, $.001 par value. As of April 15, 2008, we had 59,972,936 shares of common stock, 7,142,857 shares of Series A preferred stock and warrants to purchase an aggregate of 6,373,856 shares of common stock issued and outstanding.

The following descriptions of our capital stock are only summaries and do not purport to be complete and are subject to and qualified by our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, by the Amended and Restated Certificate of Designation of our Series A preferred stock and by the provisions of applicable corporate laws of the State of Nevada.

Common Stock

As of April 7, 2008, we had 59,972,936 shares of common stock issued and outstanding. Each share of common stock issued and outstanding entitles the holder thereof to one vote on all matters submitted to the vote of the stockholders. Our common stock may be issued for such consideration and for such corporate purposes as the Board of Directors may from time to time determine. Fully paid shares of common stock are not liable to any further call or assessment. Dividends may be declared and paid on our common stock only out of legally available funds. Upon the sale of substantially all of the stock or assets of the Company or dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, after all liquidation preferences payable to any series of preferred stock have been satisfied, the remaining net assets of the Company will be distributed to the holders of common stock and preferred stock in proportion to the number of shares of common stock then held by them and the number of shares of common Stock which the holders of preferred stock have the right to acquire upon conversion of the preferred stock held by them. To the extent that additional shares of common stock may be issued in the future, the relative interests of the then existing stockholders may be diluted.

Series A Preferred Stock

As of April 7, 2008 we have an aggregate of 7,142,857 issued and outstanding shares of Series A preferred stock. Upon the purchase of their Series A preferred stock, the holders of the Series A preferred stock received a funding fee equal to 2% of the purchase price paid. The holders of our Series A preferred stock are entitled to the following rights, preferences and privileges:

Optional Conversion

The holders of our Series A preferred stock have the right to convert the Series A preferred stock at any time into shares of our common stock. The initial conversion ratio is 1:1 and is subject to anti-dilution adjustment as described below. In addition, the holder has the right to convert one and a half times the total number of shares of Series A Preferred held by the holder into shares of our common stock, upon the closing of a financing (whether debt or equity) or multiple financings led by one or more institutional investors whereby an aggregate amount of $25.0 million, net of offering expenses, is received by the Company. Accumulated dividends, if any, are payable on conversion.

Automatic Conversion

Each share of Series A preferred stock will automatically convert into shares of our common stock, at the then applicable conversion rate, if the common stock has been trading above $2.00 per share for a period of 120 consecutive days. In no event shall the Series A preferred stock automatically convert into shares of common stock until nine months from November 14, 2007. Accumulated dividends, if any, are payable on conversion.

Anti-dilution

The conversion rate of the Series A preferred stock is subject to adjustment, on a full ratchet basis, to prevent dilution in the event that we issue additional shares at a purchase price per share less than the conversion price. There will be no adjustment to the conversion rate of the Series A preferred stock for issuances of (i) shares of common stock issued upon conversion of the Series A preferred stock, (ii) shares issued to employees, consultants or directors in accordance with plans approved by the Board of Directors, (iii) shares issued upon exercise of warrants existing on November 14, 2007, (iv) shares of common stock issued as a dividend or distribution on the Series A preferred stock, (v) shares issued or issuable pursuant to equipment lease and bank financing arrangements, (vi) shares of common stock issued or issuable pursuant to an acquisition of another company by us, or (vii) shares of common stock that are otherwise excluded by vote or written consent of the holder of the Series A preferred stock.

Dividend

The holders of Series A preferred stock are entitled to a 10% per annum cumulative dividend.

Liquidation

In the event of the liquidation, dissolution or winding up of our operation, the rights of the holders of Series A preferred stock are senior to the rights of the holders of common stock. Each share of Series A preferred stock entitles the holder to a liquidation amount of $1.05, subject to adjustment in certain circumstances. After payment of the liquidation amount to the holders of Series A preferred stock, the holders of common stock and Series A preferred stock are entitled to receive our remaining assets in proportion to the number of shares of common stock then held by them, with the shares of Series A preferred stock treated for this purpose as if they had been converted into shares of common stock at the then applicable conversion rate. A sale of all or substantially all of our assets or our merger or consolidation or into any other company is treated as a liquidation, dissolution or winding up of us.

Voting Rights

The holders of Series A preferred stock are entitled to a number of votes equal to the number of shares of common stock issuable upon conversion of the holder’s Series A preferred stock. The holders of Series A preferred stock shall vote with holders of common stock on all matters except as otherwise required by law. Further, so long as there is a minimum of 1,000,000 shares of Series A preferred stock issued and outstanding, the holders of Series A preferred stock will have the exclusive right to elect one director to the Board of Directors.

So long as any of the Series A preferred stock shall be issued and outstanding, we shall not, without first obtaining the approval of the holders of more than 50% of the outstanding shares of the Series A preferred stock: (1) amend, alter or repeal any provision of the Amended and Restated Articles of Incorporation or the Amended and Restated Bylaws of the Company, if such action would adversely alter the rights, preferences, privileges or powers of, or restrictions provided for the benefit of the Series A preferred stock; (2) increase or decrease the authorized number of shares of Series A preferred stock; (3) authorize or create any new class or series of shares having rights, preferences or privileges with respect to dividends or payments upon liquidation senior to or on a parity with Series A preferred stock or having voting rights other than those granted to the Series A preferred stock generally; (4) enter into any transaction or series of related transactions deemed to be a liquidation, dissolution or winding up our Company; (5) authorize a merger, acquisition or sale of substantially all of our assets or any of the assets of our subsidiaries; (6) voluntarily liquidate or dissolve; or (7) except in the ordinary course of business, borrow any money, or otherwise incur any indebtedness, other than pursuant to the Bridge Financing.

Protective Provisions

So long as any of the Series A preferred stock shall be issued and outstanding, we shall not, without first obtaining the approval of the holders of more than 50% of the outstanding shares of the Series A preferred stock: (1) amend, alter or repeal any provision of our Amended and Restated Articles of Incorporation or the Amended and Restated Bylaws, if such action would adversely alter the rights, preferences, privileges or powers of, or restrictions provided for the benefit of the Series A preferred stock; (2) increase or decrease the authorized number of shares of Series A preferred stock; (3) authorize or create any new class or series of shares having rights, preferences or privileges with respect to dividends or payments upon liquidation senior to or on a parity with Series A preferred stock or having voting rights other than those granted to the Series A preferred stock generally; (4) enter into any transaction or series of related transactions deemed to be a liquidation, dissolution or winding up of the Company; (5) authorize a merger, acquisition or sale of substantially all of the assets of the Company or any of its subsidiaries; (6) voluntarily liquidate or dissolve; or (7) except in the ordinary course of business, borrow any money, or otherwise incur any indebtedness, other than pursuant to the Bridge Financing.

Convertible Promissory Notes

The convertible promissory notes issued in connection with the Bridge Financing, or the Notes, bear interest at 10% per annum. Upon the earlier to occur of: (i) April 30, 2008, the Maturity Date of the Notes, (ii) the consummation of a private investment in public equity financing, or PIPE, with institutional investors for at least $25 million, net of offering expenses, or (iii) when, upon the occurrence of an event of default as described in the Notes, such amounts are declared due and payable, the Note holders are entitled to repayment equal to 30% in excess of the principal and accrued interest then due and outstanding under the terms of the Notes, or the Repayment Amount. Upon the earlier to occur of the Maturity Date or the consummation of the PIPE, the Note holders will have the right to convert (in whole or in part) 110% of the Repayment Amount into our shares of common stock of the Company at the fair market value of each share of common stock, or at the price per share of common stock sold to investors in the PIPE, as the case may be.

Warrants

As of April 15, 2008, we had warrants to purchase 6,373,856 shares of common stock outstanding. 3,119,110 of these warrants were issued in connection with the Private Placement and Series A Private Placement, have a five year term and are exercisable at $0.75 per share. 870,858 of the warrants were issued in connection with the Bridge Financing, have a three year term and are also exercisable at $0.75 per share. 1,133,888 warrants were issued in connection with the March 2008 Financing, have a five year term and are exercisable at $0.75 per share. The remaining 1,250,000 warrants were issued pursuant various consulting and advisory agreements, have a five year term, and are exercisable at a weighted average price of approximately $0.72 per share.

Registration Rights

We have granted certain registration rights in connection with the Private Placement, Series A Private Placement and Bridge Financing. We are obligated to file with the SEC within 30 days after we close the PIPE, a registration statement covering the resale of:

•	100% of the common stock and common stock underlying the warrants issued in connection with the Private Placement;

•	100% of the common stock underlying the Series A preferred stock and common stock underlying the warrant issued in connection with the Series A Private Placement; and

•	100% of the common stock underlying the promissory notes and common stock underlying the warrants issued in connection with the Bridge Financing.

If the SEC limits the number of securities that may be registered on the registration statement, such number of securities will be cutback (in the following order) to comply with any such limitation imposed by the SEC: (i) shares of common stock underlying any and all warrants to be registered, (ii) common stock and (iii) shares of common stock underlying the Series A preferred stock. Any required cutbacks will be applied to investors pro-rata in accordance with the number of securities sought to be included in such registration statement. We are required to use best efforts to have the registration statement declared effective by the SEC within 150 days after the filing date.

If the registration statement is not filed within 30 days after we close the PIPE, or is not declared effective by the SEC within 150 days after we close the PIPE, we will be required to pay to each investor an amount equal to 1.5% of the purchase price paid by such investor for its securities, for each 30 day period until the registration statement is filed or declared effective. The maximum amount we will be obligated to pay for the failure to file the registration statement or cause the registration statement to be declared effective is 10% of the purchase price of the securities paid by each investor. Similar payments will be required to be made by us to the investors if effectiveness of the registration statement is suspended for more than 30 consecutive days. In no event will we be liable for liquidated damages as to any shares of common stock, any shares of common stock underlying warrants, any shares of common stock underlying Series A preferred stock or any shares of common stock underlying convertible promissory notes which are not permitted by the SEC to be included in the registration statement solely due to comments received by us from the SEC.

In addition, at any time after November 14, 2008, the holders of Series A preferred stock shall have the right to require that we file a registration statement with the SEC covering the shares of common stock underlying the Shares A preferred stock and the common stock underlying the warrants issued to the investor in the Series A Private Placement. We shall file the registration statement no later than thirty days after the Company’s receipt of the request. If in the good faith judgment of the Board of Directors of the Company, the filing of the registration statement would be materially detrimental to the Company, then the Company shall have the one time right to defer such filing for a period of not more than one hundred eighty days after receipt of the request. The registration statement filed pursuant to the request of the holder of Series A preferred stock may include other securities of the Company and may include securities of the Company being sold for the account of the Company. The penalty provisions set forth above are also applicable to the demand registration statement. These registration rights are also applicable to all holders of Series A preferred stock, whether purchased pursuant to the Series A Private Placement or at a later date.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth in this Report, Stratos has not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons.

Kenneth P. Laurent, our former Chief Executive Officer, President and sole director was considered our promoter within the meaning of the federal securities laws, for serving as the incorporator of NDCI on September 21, 2004. Mr. Laurent purchased 10,000,000 shares of our common stock for $10,000 on October 13, 2004. The purchase price for the shares was arbitrarily set by Mr. Laurent. Other than as set forth in this Current Report, Mr. Laurent did not receive anything of value from us for his services as our promoter.

On January 7, 2008, Stratos Peru entered into a Services Agreement with Agribusiness Consulting & Management Peru SAC, or ACM, pursuant to which ACM agreed to provide consulting services to Stratos Peru for 45 days, including updating the use of funds for Phase I and structuring a financial model for the simulation of various scenarios regarding Stratos’ ethanol production. Pursuant to the agreement, ACM is to receive compensation in the amount of approximately $99,000 for the services provided. Antonio Salas, the Chief Executive Officer of our Company and of Stratos Peru owns 95% of ACM, and the Chief Executive Officer of ACM is Gissela Camminati, who is the wife of Mr. Salas. Mr. Salas was also a former member of the Board of Directors of ACM.

On March 10, 2008, Stratos Peru entered into a services agreement with Iberocons S.A. or Iberocons, pursuant to which Iberocons has agreed to conduct a feasibility analysis of using desalinated sea water as part of the irrigation process for our greenfields. The agreement terminates on April 29, 2008. The consideration for services rendered will be $33,000. Iberocons owns 5% of ACM, and Mr. Salas is a 10% owner of Iberocons.

Anti-Takeover Provisions

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for the Company. Our Board of Directors is authorized, without the action of our stockholders, to issue authorized but unissued common stock and preferred stock. The existence of undesignated preferred stock and authorized but unissued common stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Item 13.	Exhibits

Exhibit Number	Description

2.1	Agreement Concerning the Exchange of Securities*
3.1	Amended and Restated Articles of Incorporation*
3.2	Amended and Restated Bylaws*
3.3.	Certificate of Designation*
4.1	Specimen Stock Certificate for Shares of common stock*
4.2	Specimen Stock Certificate for Shares of Series A preferred stock*
4.3	Form of warrant*
4.4	Form of Promissory Note*
4.5	Form of Promissory Note*
4.6	Form of Bridge warrant*
4.7	Form of warrant*
10.1	Equipment Purchase Agreement by and between Stratos del Peru S.A.C. and Gabinete Tecnico De Cobranzas S.A.C.*
10.2	Amendment to the Equipment Purchase Agreement by and between Stratos del Peru S.A.C. and Gabinete Tecnico De Cobranzas S.A.C.*
10.3	Escrow Agreement by and between Stratos del Peru S.A.C. and Blanca Fernandez Pasapera*
10.4	Amendment to the Escrow Agreement by and between Stratos del Peru S.A.C. and Blanca Fernandez Pasapera*
10.5	Form of Subscription Agreement*
10.6	Series A Stock and warrant Purchase Agreement*
10.7	Note and warrant Purchase Agreement*
10.8	Note and warrant Purchase Agreement*
10.9	Memorandum of Understanding by and between Stratos del Peru S.A.C. and Petrox S.A.C.*
10.10	Promissory Note*
10.11	Work Agreement by and between Stratos del Peru S.A.C. and CWE Engineering & Supply S.A.C.**
10.12	Services Agreement by and between Stratos del Peru S.A.C. and Agribusiness Consulting & Management Peru S.A.C. **
10.13	Services Agreement by and between Stratos del Peru S.A.C. and Iberocons S.A.**
10.14	Reserved
10.15	Reserved
10.16	Reserved
10.17	Services Agreement by and between Stratos del Peru S.A.C. and Biotecnologia del Peru S.A.C. dated February 6, 2008**
10.18	Services Agreement by and between Stratos del Peru S.A.C. and Panka S.A.C. dated February 27, 2008**

14.1	Code of Ethics**
21.1	List of Subsidiaries*
99.1	Audit Committee Charter**
99.2	Compensation Committee Charter**
99.3	Nominations Committee Charter**
99.4	Foreign Corrupt Practices Act Policies and Procedures**

* Filed in the 8K dated November 20, 2007.

** Filed herewith.
__________________________________

Item 14.	Principal Accountant Fees and Services

On December 4, 2007 we appointed Moore Stephens Wurth Frazer and Torbet, LLP as our independent auditors for the fiscal year ended December 31, 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Bagell, Josephs, Levine & Company LLC and Moore Stephens Wurth Frazer and Torbet, LLP for fiscal 2007 and 2006.

	2007	2006

Audit Fees	$85,000	$7,500
Audit-Related Fees	-	304
Tax Fees	-	275
All Other Fees	-	-
Total	$85,000	$8,079

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008	STRATOS RENEWABLES CORPORATION,
a Nevada corporation

	By:	/s/ STEVEN MAGAMI
Steven Magami, President
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN MAGAMI	President and Chairman of the Board of Directors	April 15, 2008
Steven Magami	(Principal Executive Officer)

/s/ CARLOS ANTONIO SALAS	Chief Executive Officer and Director	April 15, 2008
Carlos Antonio Salas

/s/ JULIO CESAR ALONSO	Chief Financial Officer and Treasurer	April 15, 2008
Julio Cesar Alonso	(Principal Accounting Officer)

/s/ LUIS FRANCISCO DE LAS CASAS	Director	April 15, 2008
Luis Francisco de las Casas

STRATOS RENEWABLES CORPORATION
(A Development Stage Company)
Consolidated Financial Statements
For the Period from Inception (February 27, 2007) to December 31, 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	F-2

Consolidated Statement of Operations for the period from inception
(February 27, 2007) to December 31, 2007	F-3

Consolidated Statement of Stockholders’ Deficit for the period from inception
(February 27, 2007) to December 31, 2007	F-4

Consolidated Statement of Cash Flows for the period from inception
(February 27, 2007) to December 31, 2007	F-5

Notes to Consolidated Financial Statements for the period from inception
(February 27, 2007) to December 31, 2007	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Stratos Renewables Corporation

We have audited the accompanying consolidated balance sheet of Stratos Renewables Corporation (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from inception (February 27, 2007) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratos Renewables Corporation as of December 31, 2007, and the results of its operations and cash flows for the period from inception (February 27, 2007) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s working capital deficit raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 28, 2008

Stratos Renewables Corporation
(A Development Stage Company)
Consoldiated Balance Sheet

December 31,
2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,357,417
Debt issue costs, net	56,948
Prepaid Consulting	155,020

TOTAL CURRENT ASSETS	3,569,385

PLANT AND EQUIPMENT, net	4,600,923
VAT RECEIVABLE	899,567
OTHER ASSETS	21,711

TOTAL ASSETS	$9,091,586

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$173,032
Accrued interest	39,248
Other payables	84,648
Accrued interest and redemption premium	670,150
Convertible promissory notes, net of debt discount of $552,369	2,495,631
Accrued beneficial converstion liability	250,938
Accrued warrant liablity	1,164,501
TOTAL CURRENT LIABILITIES	4,878,148

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 7,142,857 shares issued and outstanding	7,143
Common stock; $0.001 par value; 250,000,000 shares authorized; 57,666,794 shares issued and outstanding	57,667

Additional paid-in capital	6,193,629
Other comprehensive income	14,021
Deficit accumulated during the development stage	(2,059,022)

TOTAL STOCKHOLDERS' EQUITY	4,213,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,091,586

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Operations and Other Comprehensive Loss

For the period
from inception
(February 27, 2007)
to December 31, 2007
(unaudited)

REVENUE	$-

COST OF REVENUE	-

GROSS PROFIT	-

OPERATING EXPENSES
Consulting fees	144,784
General and administrative	520,779
Professional fees	100,611
Wages	210,928
TOTAL OPERATING EXPENSES	977,102

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(609,317)
Interest and financing costs	(721,462)
Change in value of beneficial conversion feature	624,052
Change in value of warrant liability	95,972
Other	600
TOTAL OTHER EXPENSES, net	(610,155)

LOSS FROM OPERATIONS	(1,587,257)

INCOME TAX BENEFIT	-

NET LOSS	$(1,587,257)

PREFERRED STOCK DIVIDEND	471,765

NET LOSS ATTIRUBTED TO COMMON STOCKHOLDERS	$(2,059,022)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	14,021

COMPREHENSIVE INCOME	$(2,045,001)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	46,930,529

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Stockholders' Equity

							Deficit
							Accumulated
					Additonal	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Stage	Equity

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash			45,000,000	45,000	(44,666)			334

Shares issued in connection with reverse merger transaction			10,000,000	10,000	(9,789)			211

Common stock issued for cash			2,666,794	2,667	1,442,065			1,444,732

Preferred stock issued for cash	7,142,857	7,143			4,334,254			4,341,397

Deemed dividend on preferred shares issued					471,765		(471,765)	-

Gain on translation						14,021		14,021

Net loss							(1,587,257)	(1,587,257)

Balance, December 31, 2007	7,142,857	$7,143	57,666,794	$57,667	$6,193,629	$14,021	$(2,059,022)	$4,213,438

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Cash Flows

For the period
from inception
(February 27, 2007)
to December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,587,257)
Adjustments to net income for non-cash activities:
Amortization of debt discounts and debt issuance costs	609,317
Depreciation and amortization	2,094
Change in value of beneficial conversion feature	(624,052)
Change in value of warrant liability	(95,972)
Amortization of prepaid consulting	51,672
Adjustment to reconcile net loss to net cash
provided by operating activities:
Other assets	(20,868)
Accrued interest and redemption premium	670,150
Accounts payable	170,619
Interest payable	39,248
Other payables	81,362
Net cash used in operating activities	(703,687)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(4,604,638)
VAT receivable	(864,657)
Cash acquired with acquisition	211
Net cash used in investing activities	(5,469,084)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,867,090
Proceeds from sale of preferred stock	5,000,000
Payment of offerings costs associated with common and preferred stock	(256,593)
Proceeds from issuance of convertible debenture	3,048,000
Payment of offerings costs associated with convertible debenture	(113,897)
Net cash provided by financing activities	9,544,600

Effect of exchange rate changes on cash and cash equivalents	(14,412)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,357,417

CASH AND CASH EQUIVALENTS, Beginning of period	-

CASH AND CASH EQUIVALENTS, End of period	$3,357,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-
Income taxes paid	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acqisition:
Beneficial conversion feature associated with convertible debenture	$874,990
Issuance of warrants in acquisition	$229,748
Acquisition of shell company	$211

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Note 1 - Organization and Significant Accounting Policies

Organization and line of business

Stratos Renewables Corporation, formerly New Design Cabinet, Inc., (the “Company”) was incorporated in the State of Nevada on September 29, 2004. Stratos del Peru S.A.C was incorporated in Lima, Peru, on February 27, 2007 with the name of Estratosfera del Perú S.A.C. On July 11, 2007, the general meeting of shareholders agreed to change the Company’s name to its current one, Stratos del Peru S.A.C (“Stratos del Peru”), which was officially registered with the Tax Administration on October 11, 2007.

On November 14, 2007, Stratos del Peru entered into a share exchange agreement (“Share Exchange”) with the Company. Pursuant to the agreement, the Company issued 45,000,000 shares of its common stock to the former security holders of Stratos del Peru in exchange for 999, or 99.9%, of the issued and outstanding shares of common stock of Stratos del Peru. Upon closing the Share Exchange, the Company had 55,000,000 shares of common stock issued and outstanding as a result of the issuance of 45,000,000 shares of common stock to the former security holders of Stratos del Peru. Effective November 20, 2007, the Company amended its articles of incorporation to change the name of the corporation from “New Design Cabinets, Inc.” to “Stratos Renewables Corporation.”

The Share Exchange is deemed to be a reverse acquisition under the purchase method of accounting. As the acquired entity, Stratos del Peru is regarded as the predecessor entity as of November 14, 2007. Accordingly, the merger of the Company and Stratos del Peru was recorded as a recapitalization of the Stratos del Peru, with Stratos del Peru being treated as the continuing entity and the management and board of directors of Stratos del Peru were appointed as officers and directors of the Company. The accompanying consolidated statement of operations presents the amounts as if the acquisition occurred on February 27, 2007 (date of inception for Stratos del Peru). A consolidated statement of operations for the year ended December 31, 2006 is not presented as Stratos del Peru did not commence operations until February 27, 2007.

Additionally, in connection with the reverse merger transaction, the Company conducted a private placement of common stock, preferred stock and convertible promissory notes totaling approximately $10 million.

The Company’s business objectives are the purchase, sale, production, distribution, marketing, transport, warehousing, mixture, exports and imports of all kinds of products derived from hydrocarbons and bio-fuels, being solids, liquids or gases. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not commenced operations. The Company’s offices and administrative headquarters are located in Lima, Peru.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Basis of presentation

The accompanying consolidated financial statements are presented in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its 99.99% owned subsidiary, Stratos del Peru. All intercompany accounts and transactions have been eliminated within the consolidation.

Minority interest

Minority interest has not been presented on the consolidated balance sheet due to accumulated losses which exceed the minority stockholders equity. In accordance with Accounting Principles Board Opinion No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, Peruvian Nuevos Soles (PEN) as its functional currency. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the PEN as the functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustment was $14,021 at December 31, 2007. Asset and liability amounts at December 31, 2007 were translated at 2.997 PEN to $1.00 USD. Equity accounts were stated at their historical rate. The average translation rates applied to the statement of operations for the period from inception (February 27, 2007) to December 31, 2007 was 3.118. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Fair value of financial instruments

For certain of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of December 31, 2007, the Company had deposits in excess of federally insured limits totaling $3,403,946. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company will extend credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company will monitor its exposure for credit losses and will maintain allowances for anticipated losses, as required.

VAT receivable

At December 31, 2007, the Company recognized a VAT (value added tax) receivable of $899,567 in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

Plant and equipment

Plant and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives ranging from 4 to 10 years. The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% rate tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts debited to expenses and undeclared revenues. As from January 1, 2007 the tax payer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Basic and Diluted Losses per share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the net income by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All preferred shares, warrants, and options were excluded from the diluted loss per share due to the anti-dilutes effect.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Accrued warrant liability and accrued beneficial conversion feature

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has recorded the fair value of all outstanding warrants as an accrued warrant liability since the Company’s convertible promissory notes is convertible into an undetermined number of shares of common stock. As a result, the Company may not have enough authorized shares to satisfy the exercise of its outstanding warrants. In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes is recorded as an accrued beneficial conversion liability

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

Note 2 – Development Stage Company and Going Concern

The Company is a new development stage company and is subject to risks and uncertainties that include: new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the consolidated accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated any operating revenue and has working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management recently raised approximately $10 million in debt and equity capital and is attempting to raise additional debt and equity capital. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 3 - Plant and Equipment

Plant and equipment at consisted of the following at December 31 2007:

Description	Amount
Sugar plant	$4,552,247
Vehicles	2,416
Computer equipment	48,439
4,603,102
Accumulated depreciation	(2,179)
Plant and equipment, net	$4,600,923

Depreciation expense amounted to $2,094 for the period ended December 31, 2007.

Note 4 – Private Placement of Equity and Debt Securities

Common stock Private Placement

Immediately following the above mentioned Share Exchange under Note 1, the Company entered into a private placement (“Private Placement”) and issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. The issuance of 2,666,794 shares of common stock has been included as a component in the accompanying consolidated Statement of Stockholders’ Equity. The aggregate gross proceeds raised by the Company in connection with the Private Placement were $1,867,090. Each share of common stock was sold to investors at $0.70 per share. The fair value of the warrants amounted to $352,268. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 5.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Series A Preferred Stock Private Placement

Immediately following the above mentioned Share Exchange, the Company completed a Series A Private Placement (“Series A Private Placement”) and issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. The issuance of 7,142,857 shares of Preferred Stock has been included as a component in the accompanying Statement of Stockholders’ Equity. The gross proceeds raised by the Company in connection with the Series A Private Placement were $5,000,000. Each share of Series A Preferred Stock was sold at $0.70 per share. The warrants expire five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. The Company’s Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The intrinsic value of the beneficial conversion feature has been recorded as a preferred stock dividend at the date of issuance. The Company recognized $471,765 of preferred dividends related to the beneficial conversion feature.

Bridge Financing

Immediately following the above mentioned Share Exchange, the Company entered into a Note and Warrant Purchase Agreement (“Bridge Financing”) with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. The aggregate gross proceeds raised by the Company in connection with the Bridge Financing were approximately $3.0 million. The warrants will expire three (3) years from the closing date of Bridge Financing. Total interest expense at December 31, 2007 amounted to $56,125.

Further, upon the earlier to occur of (i) three (3) months from the closing date of the Bridge Financing (the “Maturity Date”), and (ii) the consummation a PIPE financing with institutional investors for at least $25 million, net of offering expenses (the “PIPE”), the bridge note holders are entitled to repayment (in cash or in Common Stock) equal to 25% to 30% in excess of the principal and accrued interest then due and outstanding under the terms of the notes (the “Repayment Amount”). The bridge note holders entitled to a Repayment Amount of 25% in excess of the principal and accrued interest due under the terms of the notes will receive a 5% origination fee as consideration for making loans to the Company. The bridge note holders entitled to a Repayment Amount of 30% in excess of the principal and accrued interest due under the terms of the notes will not be entitled to an origination fee. Upon the earlier to occur of the Maturity Date or the consummation of the PIPE, the bridge note holders will have the right to convert (in whole or in part) 110% of the Repayment Amount into shares of Common Stock of the Company at the fair market value of each share of Common Stock, or at the price per share of Common Stock sold to investors in the PIPE, as the case may be.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Per EITF 00-19, paragraph 4, these convertible promissory notes do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible promissory notes are considered “non-conventional,” which means that the detachable warrants and the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

The $3,048,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 870,858 warrants issued in connection with this transaction was $229,748. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 100%. In addition the fair value of the beneficial conversion feature associated with the convertible promissory notes was $874,990. Both the value assigned to the warrants ($229,748) and the beneficial conversion feature ($874,990) is recorded as debt discounts and will be amortized over the terms of the convertible promissory notes. For the period ended December 31, 2007, the Company amortized $552,369 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations.

A summary of the convertible promissory notes and related discounts is below:

Total
Gross convertible promissory notes	$3,048,000
Debt discounts	(552,369)
Convertible promissory notes, net	$2,495,631

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Warrants

The following is a summary of the warrant activity:

Outstanding at inception (February 27, 2007)	-
Granted	4,739,968
Forfeited	-
Exercised	-
Outstanding as of December 31, 2007	4,739,968

Following is a summary of the status of warrants outstanding at December 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$0.75	3,989,968	4.875	$0.75	3,989,968	4.875
$0.70	750,000	4.89	$0.70	166,667	4.89
Total	4,739,968			4,156,635

Note 5 – Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos del Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% compounded annually and must be repaid in full on or before November 14, 2014. As of December 31, 2007 there is $30,181 of accrued interest. These amounts have been eliminated in consolidation in the December 31, 2007 financial statements.

Note 6 – Acquisition of assets

On October 18, 2007, the Company signed a purchase-sale contract with Gabinete Técnico de Cobranza S.A.C., and have subsequently acquired certain assets that are part of a sugar mill. This purchase price was $5,382,328:

•	$5,032,328 by bank draft issued to the order of Gabinete Técnico de Cobranza S.A.C.;

•	$350,000 to be deposited in a bank account in order to guarantee payment of any contingency that may arise from this transaction.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

The Company acquired certain assets from Gabinete Técnico de Cobranza S.A.C. as part of its overall business strategy to purchase, sale, produce, distribute, market, transport, warehouse, export and import of all kinds of products derives from hydrocarbons and bio-fuels.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:  The fair values are determined based on an appraisal:

Plant and equipment	$4,522,965
VAT receivable	859,363
Purchase price	$5,382,328

The Company has determined that the discounted cash flows generated by the exploitation of the sugar mill will suffice to cover the carrying value of the assets acquired in this acquisition.

The sugar mill did not have any operations for the past several years.

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company has incurred net operating losses in Peru and the United States for income tax purposes for the year ended December 31, 2007. The net operating loss carry forwards amounted to $490,009 and $537,805 for Peru and the United States, respectively which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized through 2011 and 2027 for Peru and the United States, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $377,399. Management will review this valuation allowance periodically and make adjustments as warranted.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 are as follows:

	Peru	U.S.	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$147,003	$230,396	$377,399
Deferred tax assets, net	147,003	230,396	377,399
Valuation allowance	(147,003)	(230,396)	(377,399)
Net deferred tax assets	$-	$-	$-

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

A reconciliation of the statutory income tax rate and the effective income tax rate for the period from inception (February 27, 2007) to December 31, 2007 is as follows:

	Peru	U.S.

Statutory income tax rate	30%	43%

Valuation allowance	(30)%	(43)%

Effective income tax rate	0%	0%

Note 8 – Commitments and contingencies

On September 19, 2007, the Company entered into a five year agreement with Petrox S.A.C., a Peruvian fuel distributor, to sell 10,000 gallons of ethanol per day at a fixed price of $2.00 per gallon.

The Company entered into a four year lease agreement for office space in Lima, Peru for monthly payments of $6,179. The lease begins in January, 2008.

The aggregate minimum annual lease commitments for the operating leases extending beyond one year are as follows:

Year Ending December 31,	Amount
2008	$74,148
2009	74,148
2010	74,148
2011	74,148
$296,592

Note 9 – Related party transactions

The Company was charged fund raising fees by a member of the board of directors that amounted to $84,970. These fees have been recorded as an asset under debt issuance costs.

The Company also received consulting services from a member of its board of directors. Total consulting fees amounted to $17,750.

As discussed in Note 4, the Company completed a Series A Private Placement (“Series A Private Placement”) and issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. The gross proceeds raised by the Company in connection with the Series A Private Placement were $5,000,000. The Company’s Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

See report of independent registered public accounting firm.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From Inception (February 27, 2007) to December 31, 2007

Note 10 – Subsequent events

On March 7, 2008 the Company closed on $1,587,447 of its $10 million private placement (the “March 2008 Financing”), and the Company anticipates that it will continue to offer its securities on the same terms and conditions until at least July 1, 2008. Pursuant to the March 2008 Financing, the Company issued an aggregate of 2,267,782 shares of Common Stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,891 shares of Common Stock with an exercise price of $0.75 per share.

On March 26, 2008, the Company entered into an Amendment to Convertible Promissory Note (“Amendment”) with investors related to the $3,048,000 Convertible Promissory Notes as described in Note 4. Pursuant to the Amendment, the maturity dates of the Convertible Promissory Notes have been extended from February 14, 2008 to April 30, 2008.

See report of independent registered public accounting firm.