Form 10-Q
period 2008-03-31
Stratos Renewables CORP
filed 2008-05-20
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-1321517

STRATOS RENEWABLES CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1699126 (I.R.S. Employer Identification No.)

9440 Little Santa Monica Blvd., Suite 401 Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

(310) 402-5901
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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 12, 2008, the Company had 59,972,936 outstanding shares of common stock.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 12, 2008 was approximately $34,892,016 (computed based on the closing sale price of the common stock at $1.60 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stratos Renewables Corporation
(A Development Stage Company)
Consoldiated Balance Sheet

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,452,166	$3,357,417
Debt issue costs	-	56,948
Prepaid consulting	288,018	155,020

TOTAL CURRENT ASSETS	2,740,184	3,569,385

PLANT AND EQUIPMENT, net	5,610,074	4,600,923
VAT RECEIVABLE	1,132,756	899,567
OTHER ASSETS	75,910	21,711

TOTAL ASSETS	$9,558,924	$9,091,586

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$947,990	$173,032
Accrued interest	115,239	39,248
Other payables	196,121	84,648
Accrued interest and redemption premium	1,360,193	670,150
Convertible promissory notes, net of debt discount of $0 and $552,369	3,048,000	2,495,631
Accrued beneficial converstion liability	257,115	250,938
Accrued warrant liablity	1,625,656	1,164,501

TOTAL CURRENT LIABILITIES	7,550,314	4,878,148

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 50,000,000 shares
authorized; 7,142,857 shares issued and outstanding	7,143	7,143
Common stock; $0.001 par value; 250,000,000 shares
authorized; 59,972,936 and 57,666,794 shares issued and outstanding	59,973	57,667
Additional paid-in capital	7,322,808	6,193,629
Other comprehensive income	700,832	14,021
Deficit accumulated during the development stage	(6,082,146)	(2,059,022)

TOTAL STOCKHOLDERS' EQUITY	2,008,610	4,213,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,558,924	$9,091,586

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Operations and Other Comprehensive Loss

		For the period	For the period
		from inception	from inception
	Three Months Ended	(February 27, 2007)	(February 27, 2007)
	March 31, 2008	to March 31, 2007	to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Consulting fees	745,470	-	890,254
General and administrative	881,964	-	1,402,743
Professional fees	671,943	-	772,554
Wages	431,376	-	642,304
TOTAL OPERATING EXPENSES	2,730,753	-	3,707,855

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(609,317)	-	(1,218,634)
Interest and financing costs	(722,401)	-	(1,443,863)
Change in value of beneficial conversion feature	(6,177)	-	617,875
Change in value of warrant liability	209,260	-	305,232
Foreign currency loss	(162,936)	-	(162,936)
Other	-	-	600
TOTAL OTHER EXPENSES, net	(1,291,571)	-	(1,901,726)

LOSS FROM OPERATIONS	(4,022,324)	-	(5,609,581)

INCOME TAX PROVISION	800	-	800

NET LOSS	(4,023,124)	-	(5,610,381)

PREFERRED STOCK DIVIDEND	-	-	471,765

NET LOSS ATTIRUBTED TO COMMON STOCKHOLDERS	(4,023,124)	-	(6,082,146)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	686,811	-	700,832

COMPREHENSIVE INCOME	$(3,336,313)	$-	$(5,381,314)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$-	$(0.11)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	58,290,604	-	49,527,933

The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Stockholders' Equity
							Deficit
							Accumulated
					Additonal	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Stage	Equity

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash			45,000,000	45,000	(44,666)			334

Shares issued in connection with reverse merger transaction			10,000,000	10,000	(9,789)			211

Common stock issued for cash			2,666,794	2,667	1,442,065			1,444,732

Preferred stock issued for cash	7,142,857	7,143			4,334,254			4,341,397

Deemed dividend on preferred shares issued					471,765		(471,765)	-

Gain on translation						14,021		14,021

Net loss							(1,587,257)	(1,587,257)

Balance, December 31, 2007	7,142,857	7,143	57,666,794	57,667	6,193,629	14,021	(2,059,022)	4,213,438

Issuance of common stock for cash			2,267,782	2,268	1,129,217			1,131,485

Cashless exercise of warrants (71,429 warrants exercised
for 38,360 shares)			38,360	38	(38)			-

Gain on translation						686,811		686,811

Net loss							(4,023,124)	(4,023,124)

Balance, March 31, 2008 (unaudited)	7,142,857	$7,143	59,972,936	$59,973	$7,322,808	$700,832	$(6,082,146)	$2,008,610

The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Cash Flows

		For the period	For the period
		from inception	from inception
	Three Months Ended	(February 27, 2007)	(February 27, 2007)
	March 31, 2008	to March 31, 2007	to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,023,124)	$-	$(5,610,381)
Adjustments to net loss for non-cash activities:
Amortization of debt discounts and debt issuance costs	609,317	-	1,218,634
Depreciation and amortization	3,927	-	6,021
Change in value of beneficial conversion feature	6,177	-	(617,875)
Change in value of warrant liability	(209,260)	-	(305,232)
Amortization of prepaid consulting	83,107	-	134,779
Adjustment to reconcile net loss to net cash
provided by operating activities:
Other assets	(49,922)	-	(70,790)
Accrued interest and redemption premium	690,043	-	1,360,193
Accounts payable	764,450	-	935,069
Interest payable	75,991	-	115,239
Other payables	110,319	-	191,681
Net cash used in operating activities	(1,938,975)	-	(2,642,662)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(566,646)	-	(5,171,284)
VAT receivable	(144,329)	-	(1,008,986)
Cash acquired with acquisition	-	-	211
Net cash used in investing activities	(710,975)	-	(6,180,059)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,585,794	-	3,452,884
Proceeds from sale of preferred stock	-	-	5,000,000
Payment of offerings costs associated with common and preferred stock	-	-	(256,593)
Proceeds from issuance of convertible debenture	-	-	3,048,000
Payment of offerings costs associated with convertible debenture	-	-	(113,897)
Net cash provided by financing activities	1,585,794	-	11,130,394

Effect of exchange rate changes on cash and cash equivalents	158,905	-	144,493

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(905,251)	-	2,452,166

CASH AND CASH EQUIVALENTS, Beginning of period	3,357,417	-	-

CASH AND CASH EQUIVALENTS, End of period	$2,452,166	$-	$2,452,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$-	$-	$874,990
Issuance of warrants in acquisition	$-	$-	$229,748
Acquisition of shell company	$-	$-	$211

The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Stratos Renewables Corporation, formerly New Design Cabinets, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and line of business

The Company was incorporated in the State of Nevada on September 29, 2004. Stratos del Peru S.A.C. was incorporated in Lima, Peru, on February 27, 2007 with the name of Estratosfera del Perú S.A.C. On July 11, 2007, the general meeting of shareholders agreed to change the Company’s name to its current one, Stratos del Peru S.A.C. (“Stratos del Peru”), which was officially registered with the Tax Administration on October 11, 2007.

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

The Share Exchange is deemed to be a reverse acquisition under the purchase method of accounting. As the acquired entity, Stratos del Peru is regarded as the predecessor entity as of November 14, 2007. Accordingly, the merger of the Company and Stratos del Peru was recorded as a recapitalization of Stratos del Peru, with Stratos del Peru being treated as the continuing entity and the management and board of directors of Stratos del Peru were appointed as officers and directors of the Company. The accompanying consolidated statement of operations presents the amounts as if the acquisition occurred on February 27, 2007 (date of inception for Stratos del Peru).

Additionally, in connection with the reverse merger transaction, the Company conducted a private placement of common stock, preferred stock and convertible promissory notes totaling approximately $10 million.

The Company’s business objectives are the purchase, sale, production, distribution, marketing, transport, warehousing, mixture, exports and imports of all kinds of products derived from hydrocarbons and bio-fuels, being solids, liquids or gases. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 as it has not commenced generating revenue. The Company’s offices and administrative headquarters are located in Lima, Peru.

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

Translation adjustments were $686,811 and $14,021 at March 31, 2008 and December 31, 2007, respectively. Asset and liability amounts at March 31, 2008 and December 31, 2007 were translated at 2.746 and 2.997 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rate applied to the statement of operations for the three months ended March 31, 2008 was 2.872 PEN to $1.00 USD. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Note 2 - Summary of Significant Accounting Policies

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

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $2,177,096 and $3,403,946, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company will monitor its exposure for credit losses and will maintain allowances for anticipated losses, as required.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

VAT receivable

At March 31, 2008 and December 31, 2007, the Company recognized a VAT (value added tax) receivable of $1,132,756 and $899,567, respectively, in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

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

Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008, there were no significant impairments of its long-lived assets.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% rate tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts debited to expenses and undeclared revenues. As from January 1, 2007 the tax payer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration.

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Basic and Diluted Losses per share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All preferred shares, warrants, and options were excluded from the diluted loss per share due to the anti-dilutive effect.

Accrued warrant liability and accrued beneficial conversion feature

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of all outstanding warrants as an accrued warrant liability since the Company’s convertible promissory notes are convertible into an undetermined number of shares of common stock. As a result, the Company may not have enough authorized shares to satisfy the exercise of its outstanding warrants. In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes is recorded as an accrued beneficial conversion liability

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company’s beneficial conversion liability is carried at fair value totaling $257,115 and $250,938, as of March 31, 2008 and December 31, 2007; the Company carries its warrants at fair value totaling $1,625,656 and $1,164,501 as of March 31, 2008 and December 31, 2007. The Company used Level 2 inputs for its valuation methodology for the beneficial conversion liability, and warrant liability, and their fair values are determined by using the Black Scholes option pricing model based on various assumptions.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value As of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Beneficial conversion liability	$257,115		$257,115
Warrant liability	$1,625,656		$1,625,656

The Company recognized $6,177 and $209,260 as loss and gain, respectively, on derivative instruments for the three months ended March 31, 2008.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

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

Note 3 - Development Stage Company and Going Concern

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management recently raised approximately $10 million in debt and equity capital and is attempting to raise additional debt and equity capital. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 4 - Plant and Equipment

Plant and equipment consist of the following:

Description	March 31, 2008	December 31, 2007
Sugar plant	$4,968,401	$4,552,247
Leasehold improvements	57,163	-
Vehicles	2,637	2,416
Computer equipment	89,540	48,439
Construction in progress	473,668	-
Other	25,150	-
	5,616,559	4,603,102
Accumulated depreciation	(6,485)	(2,179)

Plant and equipment, net	$5,610,074	$4,600,923

Depreciation expense amounted to $3,927 for the three months ended March 31, 2008.

For the period March 31, 2008 and for the period from February 27, 2007 (date of inception) to March 31, 2008, interest capitalized to construction in progress amounted to $32,319.

During 2008, the Company had construction in progress related to the construction of the Company’s industrial lot and sugar mill and compost plant layout that will be completed during January 2009 and November 2008, respectively. Total estimated project completion costs for these projects amount to $7,000,000.

Due to significant modifications to the sugar plant, the plant is currently not in service and is not being depreciated.

Note 5 - Stockholders’ Equity

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature has been recorded as a preferred stock dividend at the date of issuance. The Company recognized $471,765 of preferred dividends related to the beneficial conversion feature.

Bridge Financing

Immediately following the above mentioned Share Exchange, the Company entered into a Note and Warrant Purchase Agreement (“Bridge Financing”) with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. The aggregate gross proceeds raised by the Company in connection with the Bridge Financing were approximately $3.0 million. The warrants will expire three (3) years from the closing date of Bridge Financing. Total interest expense for the period ended March 31, 2008 amounted to $115,239.

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

The $3,048,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 870,858 warrants issued in connection with this transaction was $229,748. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 100%. In addition the fair value of the beneficial conversion feature associated with the convertible promissory notes was $874,990. Both the value assigned to the warrants ($229,748) and the beneficial conversion feature ($874,990) is recorded as debt discounts and will be amortized over the terms of the convertible promissory notes. For the period ended March 31, 2008, the Company amortized $552,369 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the convertible promissory notes and related discounts is below:

	March 31, 2008	December 31, 2007
	Total	Total
Gross convertible promissory notes	$3,048,000	$3,048,000
Debt discounts	-	(552,369)
Convertible promissory notes, net	$3,048,000	$2,495,631

Common Stock

On March 7, 2008 the Company closed on $1,587,447 of its $10 million private placement, and unless it receives the full $10 million earlier, the Company anticipates that it will continue to offer its securities on the same terms and conditions until at least May 31, 2008. Pursuant to this financing, the Company issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $294,360. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 3.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

Warrants

The following is a summary of the warrant activity:

Outstanding as of December 31, 2007	4,739,968
Granted	1,633,888
Forfeited	-
Exercised	(71,429)
Outstanding as of March 31, 2008	6,302,427

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$0.70	750,000	4.64	$0.70	208,333	4.65
$0.75	5,552,427	4.23	$0.75	5,052,427	4.16
Total	6,302,427			5,260,760

Note 6 - Convertible Promissory Note

On November 14, 2007, the Company entered into a Note and Warrant Purchase Agreement (“Bridge Financing”) with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. The aggregate gross proceeds raised by the Company in connection with the Bridge Financing were approximately $3.0 million. On March 26, 2008, the Company entered into an Amendment to Convertible Promissory Note (“Amendment”) with investors related to the $3,048,000 Convertible Promissory Notes. Pursuant to the Amendment, the maturity dates of the Convertible Promissory Notes were extended from February 14, 2008 to April 30, 2008. These notes are currently in default.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 - Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos del Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% compounded annually and must be repaid in full on or before November 14, 2014. As of March 31, 2008 and December 31, 2007 there is $91,288 and $30,181 of accrued interest, respectively. These amounts have been eliminated in consolidation in the March 31, 2008 and December 31, 2007 financial statements.

Note 8 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company has incurred net operating losses in Peru and the United States for income tax purposes for the year ended December 31, 2007. The net operating loss carry forwards amounted to $1,881,698 and $3,728,683 for Peru and the United States, respectively which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized through 2011 and 2027 for Peru and the United States, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended March 31, 2008 was an increase of $1,075,334. Management will review this valuation allowance periodically and make adjustments as warranted.

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2008 are as follows:

	Peru	U.S.	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,881,698	$3,728,683	$5,610,381
Deferred tax assets, net	711,677	1,118,453	1,830,130
Valuation allowance	(711,677)	(1,118,453)	(1,830,130)
Net deferred tax assets	$-	$-	$-

A reconciliation of the statutory income tax rate and the effective income tax rate for the period from inception (February 27, 2007) to March 31, 2008 is as follows:

	Peru	U.S.

Statutory income tax rate	30%	43%

Valuation allowance	(30%)	(43%)

Effective income tax rate	0%	0%

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 - Commitments and contingencies

The Company entered into a four year lease agreement for office space in Lima, Peru for monthly payments of $6,179. The lease began in January, 2008.

The aggregate minimum annual lease commitments for the operating leases extending beyond one year are as follows:

Period Ending March 31,	Amount
2008	$74,148
2009	74,148
2010	74,148
2011	55,611
$278,055

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 - Related party transactions

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

On January 7, 2008, Stratos Peru entered into a Services Agreement with Agribusiness Consulting & Management Peru SAC, or ACM, pursuant to which ACM agreed to provide consulting services to Stratos Peru for 45 days, including updating the use of funds for Phase I and structuring a financial model for the simulation of various scenarios regarding Stratos’ ethanol production. Pursuant to the agreement, ACM is to receive compensation in the amount of approximately $99,000 for the services provided. Antonio Salas, the Chief Executive Officer of our Company and of Stratos Peru owns 95% of ACM, and the Chief Executive Officer of ACM is Gissela Camminati, who is the wife of Mr. Salas. Mr. Salas was also a former member of the Board of Directors of ACM. As of March 31, 2008 the Company incurred total consulting expenses of approximately $338,000 from this related party. Total payables owed to this related party were approximately $239,000 as of March 31, 2008.

As discussed in Note 5, the Company completed a Series A Private Placement and issued to MA Green 7,142,857 shares of Series A preferred stock and warrants to purchase 1,785,714 shares of common stock. The gross proceeds raised by the Company in connection with the Series A Private Placement were $5,000,000. The Company’s Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

Note 11 - Subsequent Events

On April 18, 2008, the Company completed a private placement of the Company’s securities (the “Grey K Private Placement”) to three accredited investors, Grey K LP, a Delaware limited partnership, Grey K Offshore Fund, Ltd., a Cayman Island exempt company, and Grey K Offshore Leveraged Fund, Ltd., a Cayman Island exempt company (collectively, “Grey K”), consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five-year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with the Grey K Private Placement, the Company received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses.

On April 29, 2008, the Company made principal re-payments in the total amount of $1,524,000 towards the $3,048,000 convertible promissory notes issued on November 14, 2007. These notes are currently in default.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Stratos Renewables Corporation, a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended March 31, 2008 and changes in our financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

We intend to engage in the business of producing, processing and distributing sugarcane ethanol in Peru. Ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel.

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

Impairment of long-lived assets

We follow the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of March 31, 2008, there were no significant impairments of long-lived assets.

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

On December 4, 2007 we entered into an agreement with a member of our advisory board, for his services in providing us with a plan for us to hire a contractor to dismantle, repair and overhaul the equipment from the Sugar Mill. He will also provide us with engineering studies in order to determine the maximum capacity of sugar cane processing of the Sugar Mill and to establish the process layout and technical specifications that will be required for new machinery and equipments.

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

In March 2008 we began the dismantling of all of the equipment. We anticipate that the dismantling will be complete by the end of June 2008.

After modifying and expanding the Sugar Mill, we plan to use approximately 40% of its capacity to produce raw sugar to be sold in the local wholesale markets, and 60% of its capacity to produce an estimated 4.8 million gallons of ethanol a year.

On May 3, 2008, we entered into a lease with an unaffiliated third party in order to obtain the rights to use 24,000 hectares of undeveloped land in Peru, of which 15,000 hectares are plantable land.

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

On February 6, 2008, Stratos Peru entered into a services agreement with Biotecnologia Del Peru S.A.C, or Biotecnologia, to establish a pilot seedling laboratory, or Pilot Laboratory.  Pursuant to the agreement, Biotecnologia installed a laboratory in Piura with appropriate equipment and experienced personnel.  They are in the process of studying various breeds of genetic material, in order to advise Stratos Peru which breed will generate the most elite sugar cane plantlets.

Compost Production

In addition to establishing a seedling production program in Phase I, we also intend to implement an organic fertilizer production program to support our planned intensive planting program scheduled to commence during Phase II. We anticipate that our compost production program will begin in the second quarter of 2008.

Land Sourcing

The fourth component of Phase I will be to secure land for sugarcane production from three potential sources: small and medium private land lots; peasant community land lots; and state owned land lots. The most important factors in locating land suitable for sugarcane production are water supply, soil composition, climate, distance from the Sugar Mill and access to roads and other services.

Field Installment

The fifth component, as part of our main objective to be the market leader in sustainable low-cost ethanol production, will be to take advantage of our “greenfield” position to use only sophisticated crop management techniques to ensure maximum yield with high sucrose and inverted sugar content. The Peruvian coast is ideal for these modern farming techniques, as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed.  To ensure the maximum benefit from the genetically cleaned sugar varieties that we intend to install on our comparatively low-cost land, significant investment will go into channeling water to the sites from national irrigation projects and on field irrigation installation with back-up water supply, and land preparation to ensure the longevity and productivity of the fields which includes grading, leveling, initial nutrient and organic material installation, and field layout.

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

Phase II

Phase II of our business plan will consist of our expansion in strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we anticipate raising and investing funds over an additional $600 million in order to plant sugarcane on 48,000 hectares of raw land, and acquire and operate a total of four mills with attached ethanol distilleries, with expandable capacities and distribution port infrastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day, and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II by the first quarter of 2009. The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies and social environment. We plan to establish the four locations in two stages.

Stage One - Olmos and Morrope

During the first stage, which will begin in the second quarter of 2009, we plan to start exercising the lease contract which we believe we will have with the Peasant Community of Olmos and Morrope for 24,000 hectares of land. We estimate that the total cost for Stage One will be approximately $295 million, consisting of $135 million in costs related to administration, field installation and the development of an infrastructure, and $160 million in costs related to the construction of production facilities and distribution port.

Stage Two - Chepen

During the second stage, which will begin in the second quarter of 2011, we plan to plant the first 24,000 hectares of land around the Chepen valley, located along the northern Peruvian coast. We estimate that the total cost for this stage will be approximately $325 million, consisting of $135 million in costs related to administration, field installation, and the development of an infrastructure, and $190 million in costs relating to the construction of production facilities and distribution port.

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

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We expect to increase our operating expenses over the coming years. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $33 million. Furthermore, we estimate that will need over an additional $600 million to fund our expansion during the course of Phase II of our operations, which is set to commence during the first quarter of 2009 and continue for five years thereafter.

Most of our operations, including the Sugar Mill, the land we have obtained the rights to and the land we propose to obtain the rights to on which to grow our sugarcane supplies, are located in Peru. Although we believe that conducting operations in Peru will provide us with significant competitive advantages, we will also be subject to risks not typically associated with ownership of United States companies.

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

Historically, we have met our immediate and long-term financial requirements primarily through the sale of common stock and other convertible equity securities. In 2007 and the first quarter of 2008, we conducted the following private placements of our securities:

Private Placement of Common Stock

On November 14, 2007, we completed a private placement for our securities, or Private Placement, pursuant to which we issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. We raised $1,867,090 aggregate gross proceeds in connection with the Private Placement. We sold to investors each share of common stock at $0.70 per share. The fair value of the warrants amounted to $352,268. We computed the fair value using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 5.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On March 7, 2008 we closed on $1,587,447 of our $10 million private placement, and unless we receive the full $10 million earlier, we anticipate that we will continue to offer its securities on the same terms and conditions until at least May 31, 2008. Pursuant to this financing, we issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $294,360. We computed the fair value using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 3.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

Series A Preferred Stock Private Placement

On November 14, 2007 we completed a Series A private placement, or Series A Private Placement, pursuant to which we issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. We raised $5,000,000 gross in connection with the Series A Private Placement. We sold each share of Series A Preferred Stock at $0.70 per share. The warrants expire five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. Our Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of 10%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one-to-one ratio (unless the conversion occurs upon the consummation of a financing or financings in an aggregate amount of $25 million), an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature has been recorded as a preferred stock dividend at the date of issuance. The Company recognized $471,765 of preferred dividends related to the beneficial conversion feature.

On April 18, 2008, we issued an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. In connection with this sale, we also issued warrants to purchase an aggregate of 357,143 shares of common stock. The warrants have a five (5) year term and an exercise price of $0.75 per share.

Bridge Financing

We entered into a Note and Warrant Purchase Agreement on November 14, 2007, or Bridge Financing, with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. We raised $3.0 million aggregate gross proceeds in connection with the Bridge Financing. The warrants will expire three (3) years from the closing date of Bridge Financing. Total interest expense at December 31, 2007 amounted to $56,125. On March 26, 2008, the Company entered into an Amendment to Convertible Promissory Note (“Amendment”) with investors related to the $3,048,000 Convertible Promissory Notes. Pursuant to the Amendment, the maturity dates of the Convertible Promissory Notes were extended from February 14, 2008 to April 30, 2008.

On April 29, 2008, we made principal re-payments in the total amount of $1,524,000 towards the $3,040,000 convertible promissory notes. These notes are currently in default.

Cash Used for Investing Activities

On October 18, 2007, we signed a purchase-sale contract with Gabinete Técnico de Cobranza S.A.C., and have acquired certain assets that are part of the Sugar Mill. This purchase price was $5,382,328:

•	$5,032,328 by bank draft issued to the order of Gabinete Técnico de Cobranza S.A.C.;

•	$350,000 to be deposited in a bank account in order to guarantee payment of any contingency that may arise from this transaction

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2008 we closed on $1,587,447 of a $10 million private placement, and unless we receive the full $10 million earlier, we anticipate that we will continue to offer our securities on the same terms and conditions until at least May 31, 2008. Pursuant to the March 2008 Financing, we issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The warrants have a “cashless” exercise provision, expire five years from the date of issuance, and are exercisable at $0.75 per share, subject to adjustment under certain circumstances. The common stock and warrants issued in connection with this financing were not registered under the Securities Act and were issued in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. Our determination with regard to the applicable exemptions from registration was based on the representations of the investors, which included, in pertinent part, that such investors were either: (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as such term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the investors understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On April 18, 2008, we completed a private placement of the Company’s securities to Grey K, consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five (5)year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with this private placement, we received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses.

Item 3. Defaults Upon Senior Securities

The Company is currently in default on its convertible promissory notes in the amount of $3,048,000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the first quarter of the year ended March 31, 2008.

Item 5. Other Information

We entered into an employment agreement with Steven Magami for his services as our Chairman of the Board of Directors, effective May 15, 2008. The term of the agreement is for two years, ending on May 14, 2010, with automatic renewals of one year periods, subject to termination with 90 days notice by Mr. Magami or the Company. Pursuant to the terms of the agreement, we have agreed to pay Mr. Magami an annual salary of $250,000. In addition to his annual salary, Mr. Magami will be eligible for a bonus of 40% of his annual salary for each $50,000,000 of capital raised by the Company from November 14, 2007 through the term of his agreement.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement Concerning the Exchange of Securities(1)
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
3.3.	Certificate of Designation(1)
4.1	Specimen Stock Certificate for Shares of common stock(1)
4.2	Specimen Stock Certificate for Shares of Series A preferred stock(1)
4.3	Form of warrant(1)
4.4	Form of Promissory Note(1)
4.5	Form of Promissory Note(1)
4.6	Form of Bridge warrant(1)
4.7	Form of warrant(1)
10.1	Equipment Purchase Agreement by and between Stratos del Peru S.A.C. and Gabinete Tecnico De Cobranzas S.A.C. (1)
10.2	Amendment to the Equipment Purchase Agreement by and between Stratos del Peru S.A.C. and Gabinete Tecnico De Cobranzas S.A.C. (1)
10.3	Escrow Agreement by and between Stratos del Peru S.A.C. and Blanca Fernandez Pasapera(1)
10.4	Amendment to the Escrow Agreement by and between Stratos del Peru S.A.C. and Blanca Fernandez Pasapera(1)
10.5	Form of Subscription Agreement(1)
10.6	Series A Stock and warrant Purchase Agreement(1)
10.7	Note and warrant Purchase Agreement(1)
10.8	Note and warrant Purchase Agreement(1)
10.9	Memorandum of Understanding by and between Stratos del Peru S.A.C. and Petrox S.A.C. (1)
10.10	Promissory Note(1)
10.11	Work Agreement by and between Stratos del Peru S.A.C. and CWE Engineering & Supply S.A.C. (2)
10.12	Services Agreement by and between Stratos del Peru S.A.C. and Agribusiness Consulting & Management Peru S.A.C. (2)

10.13	Services Agreement by and between Stratos del Peru S.A.C. and Iberocons S.A. (2)
10.14	Reserved
10.15	Reserved
10.16	Reserved
10.17	Services Agreement by and between Stratos del Peru S.A.C. and Biotecnologia del Peru S.A.C. dated February 6, 2008(2)
10.18	Services Agreement by and between Stratos del Peru S.A.C. and Panka S.A.C. dated February 27, 2008(2)
10.19	Employment Agreement by and between Stratos Renewables Corporation and Steven Magami, dated May 15, 2008(3)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(1)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
99.1	Audit Committee Charter(2)
99.2	Compensation Committee Charter(2)
99.3	Nominations Committee Charter(2)
99.4	Foreign Corrupt Practices Act Policies and Procedures(2)

(1) Filed in the 8K dated November 20, 2007.

(2) Filed in Form 10-KSB dated April 15, 2007.

(3) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: May 20, 2008	By:	/s/ Steven Magami
Steven Magami,
President

Date: May 20, 2008	By:	/s/ Julio Cesar Alonso
Julio Cesar Alonso,
Chief Financial Officer