Form 10-Q
period 2008-06-30
Stratos Renewables CORP
filed 2008-08-19
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

As of August 14, 2008, the Company had 61,282,398 outstanding shares of common stock.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 18, 2008 was approximately $33,975,487 (computed based on the closing sale price of the common stock at $1.30 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stratos Renewables Corporation
(A Development Stage Company)
Consoldiated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$306,756	$3,357,417
Debt issuance costs	15,205	56,948
Prepaid consulting expenses	199,542	155,020

TOTAL CURRENT ASSETS	521,503	3,569,385

PLANT AND EQUIPMENT, net	4,948,274	4,600,923
LAND DEPOSITS	321,052	—
VAT RECEIVABLE	1,139,387	899,567
OTHER ASSETS	103,260	21,711

TOTAL ASSETS	$7,033,476	$9,091,586

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,655,760	$173,032
Accrued interest	104,442	39,248
Other payables	326,010	84,648
Accrued interest and redemption premium	576,910	670,150
Convertible promissory notes, net of debt discount of $462,283 and $552,369 for June 30, 2008 and December 31, 2007, respectively	962,717	2,495,631
Accrued beneficial converstion liability	415,166	250,938
Accrued warrant liablity	1,648,698	1,164,501

TOTAL CURRENT LIABILITIES	5,689,703	4,878,148

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 8,571,429 and 7,142,857 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	8,572	7,143
Common stock; $0.001 par value; 250,000,000 shares authorized; 61,282,398 and 57,666,794 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	61,283	57,667
Additional paid-in capital	8,330,274	5,721,864
Other comprehensive income	76,360	14,021
Deficit accumulated during the development stage	(7,132,716)	(1,587,257)

TOTAL STOCKHOLDERS' EQUITY	1,343,773	4,213,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,033,476	$9,091,586

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Operations and Other Comprehensive Loss

				For the period	For the period
				from inception	from inception
	Three Months Ended June 30,		Six Months Ended	(February 27, 2007)	(February 27, 2007)
	2008	2007	June 30, 2008	to June 30, 2007	to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$—	$—	$—	$—	$—

COST OF REVENUE	—	—	—	—	—

GROSS PROFIT	—	—	—	—	—

OPERATING EXPENSES
Consulting fees	362,318	—	1,107,788	—	1,252,572
General and administrative	651,238	—	1,533,202	—	2,053,981
Professional fees	466,448	—	1,138,391	—	1,239,002
Wages	713,898	—	1,145,274	—	1,356,202
TOTAL OPERATING EXPENSES	2,193,902	—	4,924,655	—	5,901,757

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(98,941)	—	(708,258)	—	(1,317,575)
Interest and financing costs	187,522	—	(541,757)	—	(1,263,219)
Change in value of beneficial conversion feature	279,833	—	273,656	—	897,708
Change in value of warrant liability	277,657	—	486,917	—	582,889
Other	25,546	—	130,512	—	130,512
TOTAL OTHER EXPENSES, net	671,617	—	(619,954)	—	(1,230,109)

LOSS FROM OPERATIONS	(1,522,285)	—	(5,544,609)	—	(7,131,866)

INCOME TAX PROVISION	50	—	850	—	850

NET LOSS	$(1,522,335)	$—	$(5,545,459)	$—	$(7,132,716)

PREFERRED STOCK DIVIDEND	—	—	—	—	471,765

NET LOSS ATTIRUBTED TO COMMON STOCKHOLDERS	(1,522,335)	—	(5,545,459)	—	(7,604,481)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(624,472)	—	62,339	—	76,360

COMPREHENSIVE INCOME	$(2,146,807)	$—	$(5,483,120)	$—	$(7,528,121)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$—	$(0.09)	$—	$(0.15)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	60,229,333	—	59,529,968	—	51,519,400

The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Stockholders' Equity

							Deficit
							Accumulated
					Additonal	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Stage	Equity

Balance, February 27, 2007	—	$—	—	$—	$—	$—	$—	$—

Purchase of shares for cash			45,000,000	45,000	(44,666)			334

Shares issued in connection with reverse merger transaction			10,000,000	10,000	(9,789)			211

Common stock issued for cash			2,666,794	2,667	1,442,065			1,444,732

Preferred stock issued for cash	7,142,857	7,143			4,334,254			4,341,397

Gain on translation						14,021		14,021

Net loss							(1,587,257)	(1,587,257)

Balance, December 31, 2007	7,142,857	7,143	57,666,794	57,667	5,721,864	14,021	(1,587,257)	4,213,438

Issuance of common stock and warrants for cash	—	—	2,267,782	2,268	1,129,217	—	—	1,131,485

Cashless exercise of warrants (71,429 warrants exercised for 38,360 shares)	—	—	38,360	38	(38)	—	—	—

Issuance of preferred stock and warrants for cash	1,428,572	1,429	—	—	611,405	—	—	612,834

Conversion of convertible notes to common stock	—	—	1,166,605	1,167	815,457	—	—	816,624

Issuance of common stock and warrants cash	—	—	142,857	143	52,369	—	—	52,512

Gain on translation	—	—	—	—	—	62,339	—	62,339

Net loss	—	—	—	—	—	—	(5,545,459)	(5,545,459)

Balance, June 30, 2008 (unaudited)	8,571,429	$8,572	61,282,398	$61,283	$8,330,274	$76,360	$(7,132,716)	$1,343,773

The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statement of Cash Flows

		For the period	For the period
		from inception	from inception
	Six Months Ended	(February 27, 2007)	(February 27, 2007)
	June 30, 2008	to June 30, 2007	to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,545,459)	$—	$(7,132,716)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and debt issuance costs	708,258	—	1,317,575
Depreciation and amortization	11,872	—	13,966
Change in value of beneficial conversion feature	(273,656)	—	(897,708)
Change in value of warrant liability	(486,917)	—	(582,889)
Amortization of prepaid consulting	171,583	—	223,255
Changes in operating assets and liabilities:
Other assets	(80,921)	—	(101,789)
Accounts payable	1,358,937	—	1,529,556
Interest payable	132,644	—	171,892
Other payables	231,192	—	312,554
Accrued interest and redemption premium	417,604	—	1,087,754
Net cash used in operating activities	(3,354,863)	—	(4,058,550)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(630,875)	—	(5,235,513)
VAT receivable	(229,570)	—	(1,094,227)
Cash acquired with acquisition	—	—	211
Net cash used in investing activities	(860,445)	—	(6,329,529)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,685,794	—	3,552,884
Proceeds from sale of preferred stock	1,000,000	—	6,000,000
Payment of offerings costs associated with common and preferred stock	(145,000)	—	(401,593)
Proceeds from issuance of convertible debenture	1,350,000	—	4,398,000
Payment of offerings costs associated with convertible debenture	(17,500)	—	(131,397)
Payment of convertible debt	(2,723,000)	—	(2,723,000)
Net cash provided by financing activities	1,150,294	—	10,694,894

Effect of exchange rate changes on cash and cash equivalents	14,353	—	(59)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,050,661)	—	306,756

CASH AND CASH EQUIVALENTS, Beginning of period	3,357,417	—	—

CASH AND CASH EQUIVALENTS, End of period	$306,756	$—	$306,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$850	$—	$850

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$—	$—	$874,990
Issuance of warrants in acquisition	$—	$—	$229,748
Acquisition of shell company	$—	$—	$211
Issuance of common stock for conversion of principal and interest	$816,624	$—	$816,624

The accompanying notes are an integral part of these financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Stratos Renewables Corporation, formerly New Design Cabinets, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Basis of presentation

The accompanying consolidated financial statements are presented in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its 99.99% owned subsidiaries. All intercompany accounts and transactions have been eliminated within the consolidation.

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

The Company recorded translation gains of $62,339 and $14,021 for the six months ended June 30, 2008 and for the period from February 27, 2007 (date of inception) through December 31, 2007, respectively. Translation adjustments included in the balance sheet were $76,360 and $14,021 at June 30, 2008 and December 31, 2007, respectively. Asset and liability amounts at June 30, 2008 and December 31, 2007 were translated at 2.967 and 2.997 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rate applied to the statement of operations for the six months ended June 30, 2008 was 2.982 PEN to $1.00 USD. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Cash is a financial instrument that subjects the Company to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within Peru are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $245,331 and $3,403,946, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

VAT receivable

At June 30, 2008 and December 31, 2007, the Company recognized a VAT (value added tax) receivable of $1,139,387 and $899,567, respectively, in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

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

Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008, there were no significant impairments of its long-lived assets.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts debited to expenses and undeclared revenues. As from January 1, 2007 the tax payer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration.

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

The Company’s beneficial conversion liability is carried at fair value totaling $415,166 and $250,938, as of June 30, 2008 and December 31, 2007, respectively. The Company carries its warrants at fair value totaling $1,648,698 and $1,164,501 as of June 30, 2008 and December 31, 2007, respectively. The Company used Level 2 inputs for its valuation methodology for the beneficial conversion liability, and warrant liability, and their fair values are determined by using the Black Scholes option pricing model based on various assumptions.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value As of June 30, 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Beneficial conversion liability	$415,166		$415,166
Warrant liability	$1,648,698		$1,648,698

The Company recognized a gain of $273,656 and $279,833, on the beneficial conversion liability for the six and three months ended June 30, 2008, respectively. The Company recognized a gain of $486,917 and $277,657 on the warrant liability for the six and three months ended June 30, 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Note 3 - Development Stage Company and Going Concern

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

In the six months ended June 30, 2008, management raised approximately $4 million in debt and equity capital and is attempting to raise additional debt and equity capital. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 4 - Plant and Equipment

Plant and equipment consist of the following:

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Description	June 30, 2008	December 31, 2007
Sugar plant	$4,598,264	$4,552,247
Buildings and leasehold improvements	62,284	—
Vehicles	2,441	2,416
Computer equipment	111,627	48,439
Construction in progress	158,503	—
Other	29,287	—
	4,962,406	4,603,102
Accumulated depreciation	(14,132)	(2,179)
Plant and equipment, net	$4,948,274	$4,600,923

Depreciation expense amounted to $11,872 and $7,945 for the six and three months ended June 30, 2008, respectively.

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

During the six month period ended June 30, 2008, the Company made initial payments of $321,052 to unaffiliated third parties towards the acquisition of rights to both agricultural and industrial land.

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $471,765. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

Grey K Private Placement

On April 18, 2008, the Company completed a private placement of the Company’s securities (the “Grey K Private Placement”) to three accredited investors, Grey K LP, a Delaware limited partnership, Grey K Offshore Fund, Ltd., a Cayman Island exempt company, and Grey K Offshore Leveraged Fund, Ltd., a Cayman Island exempt company (collectively, “Grey K”), consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five-year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with the Grey K Private Placement, the Company received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses. The Company believes the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

The fair value of the 357,143 warrants issued with the Grey K Private Placement was $142,166. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%, (3) risk free interest of 2.35% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $145,854. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

Bridge Financing

Immediately following the above mentioned Share Exchange, the Company entered into a Note and Warrant Purchase Agreement (“Bridge Financing”) with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. The aggregate gross proceeds raised by the Company in connection with the Bridge Financing were approximately $3.0 million. The warrants will expire three (3) years from the closing date of Bridge Financing. Total interest and premium expense for the period ended June 30, 2008 amounted to $475,166.

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

A portion of the $3,048,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 870,858 warrants issued in connection with this transaction was $229,748. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 100%. In addition the fair value of the beneficial conversion feature associated with the convertible promissory notes was $874,990. Both the value assigned to the warrants ($229,748) and the beneficial conversion feature ($874,990) is recorded as debt discounts and will be amortized over the terms of the convertible promissory notes. For the period ended June 30, 2008, the Company amortized $552,369 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations. For the period ended June 30, 2008, the Company issued 357,143 shares for the principal conversion of $250,000, issued 703,407 shares for the conversion of interest and premium of $492,385, and issued 106,055 shares for the 10% share conversion premium of $74,239. The interest and premium that is outstanding at June 30, 2008 related to these notes is $620,135.

Common Stock

On March 7, 2008, the Company closed on $1,587,447 of its $10 million private placement. Pursuant to this financing, the Company issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $294,360. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 3.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On June 26, 2008, the Company closed on an additional $100,000 of its $10 million private placement, pursuant to which it issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $37,488. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%; and (3) risk free interest of 3.44%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Warrants

The following is a summary of the warrant activity:

Outstanding at December 31, 2007	4,739,968
Granted	2,380,106
Forfeited	—
Exercised	(71,429)
Outstanding at June 30, 2008 (unaudited)	7,048,645

Following is a summary of the status of warrants outstanding at June 30, 2008:

	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.70	750,000	4.39	541,667	4.39
$0.75	5,980,998	4.23	5,605,998	4.20
$0.85	317,647	4.92	317,647	4.92
Total	7,048,645		6,465,312

Note 6 - Convertible Promissory Notes

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

During 2008, the Company made principal re-payments in the total amount of $2,723,000 towards the $3,048,000 convertible promissory notes. For the period ended June 30, 2008, the Company issued 357,143 shares of common stock in the Company for the principal conversion of $250,000, issued 703,407 shares of common stock in the Company for the conversion of interest and premium of $492,385, and issued 106,055 shares of common stock in the Company for the 10% share conversion premium of $74,239. The interest and premium that is outstanding at June 30, 2008 related to these notes is $620,135. As of June 30, 2008, we received extensions on all of our notes except for $217,545, which were subsequently paid off, in addition to all of the remaining notes, except for $219,000 which were extended through September 30, 2008.

In the six months ended June 30, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $1,350,000, and warrants to purchase up to 317,647 shares of common stock of the Company, to three unaffiliated third party investors. The Company received gross proceeds of $1,350,000, less fees of $17,500 of the purchase price paid and other expenses. The notes mature at various times between November 23, 2008 and December 06, 2008, and bear interest at the rate of 12 % per annum, payable in full at maturity. If at least $25.0 million is not raised by the Company on or before the applicable maturity date, the Company will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, the Company will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date; provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest (the “Repayment Amount”), if the note holders choose to be repaid in cash on maturity date. The note holders will have the option to convert 110% of the Repayment Amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), the Company will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Bridge Financing did not meet the definition of a “conventional convertible debt instrument” Per EITF 00-19, paragraph 4, since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the $1,350,000 convertible promissory notes are also considered “non-conventional,” which means that the detachable warrants and the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

A portion of the $1,350,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 317,647 warrants issued in connection with this transaction was $121,045. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 2.5 years, a risk free interest rate of 2.73%, a dividend yield of 0% and volatility of 100%.

In addition the fair value of the beneficial conversion feature associated with the convertible promissory notes was $437,884. Both the value assigned to the warrants ($121,045) and the beneficial conversion feature ($437,884) is recorded as debt discounts and will be amortized over the terms of the convertible promissory notes. For the period ended June 30, 2008, the Company amortized $96,646 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations.

The Company has recorded interest expense of $72,887 for the six months ended June 30, 2008. This expense consists of interest of $19,396 and the accretion of premium and monitoring fee of $53,491.

A summary of the convertible promissory notes and related discounts is below:

		Unsecured
Description	Bridge Financing	Convertible Notes	Combined

Balance at December 31, 2007	$3,048,000	$—	$3,048,000
Debt discounts	(552,369)	—	(552,369)
Balance at December 31, 2007, net	2,495,631	—	2,495,631
Payments made	(2,723,000)	—	(2,723,000)
Amortization of debt discount	552,369	—	552,369
Conversion of notes for shares	(250,000)	—	(250,000)
Issuance of additional notes	—	1,350,000	1,350,000
Debt discounts	—	(462,283)	(462,283)
Balance at June 30, 2008, net (unaudited)	$75,000	$887,717	$962,717

Note 7 - Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos del Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% compounded annually and must be repaid in full on or before November 14, 2014. As of June 30, 2008 and December 31, 2007 there is $151,485 and $30,181 of accrued interest, respectively. These amounts have been eliminated in consolidation in the June 30, 2008 and December 31, 2007 financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company has incurred net operating losses in Peru and the United States for income tax purposes for the year ended December 31, 2007. The net operating loss carry forwards amounted to $3,131,111 and $2,917,567 for Peru and the United States, respectively which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized through 2011 and 2027 for Peru and the United States, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended June 30, 2008 was an increase of $1,811,821. Management will review this valuation allowance periodically and make adjustments as warranted.

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2008 are as follows:

	Peru	U.S.	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,131,111	$2,917,567	$6,048,678
Deferred tax assets, net	939,333	1,249,886	2,189,219
Valuation allowance	(939,333)	(1,249,886)	(2,189,219)
Net deferred tax assets	$—	$—	$—

A reconciliation of the statutory income tax rate and the effective income tax rate for the period from inception (February 27, 2007) to June 30, 2008 is as follows:

	Peru	U.S.

Statutory income tax rate	30%	43%

Valuation allowance	(30)%	(43)%

Effective income tax rate	0%	0%

Note 9 - Commitments and contingencies

The Company entered into a four year lease agreement for office space in Lima, Peru for monthly payments of $6,179. The lease began in January, 2008. The Company recorded rent expense of $18,537 and $37,074 for the three and six months ended June 30, 2008.

The aggregate minimum annual lease commitments for the operating leases extending beyond one year are as follows:

Period Ending June 30,	Amount
2009	$74,148
2010	74,148
2011	74,148
2012	37,074
$259,518

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 - Related party transactions

On March 10, 2008, Stratos Peru entered into a services agreement with Iberocons S.A. or Iberocons, pursuant to which Iberocons has agreed to conduct a feasibility analysis of using desalinated sea water as part of the irrigation process for our greenfields. The agreement terminated on April 29, 2008. During the six month period ended June 30, 2008, the Company paid $33,000 for the services. Iberocons owns 5% of ACM, and Mr. Salas is a 10% owner of Iberocons.

On January 7, 2008, Stratos Peru entered into a Services Agreement with Agribusiness Consulting & Management Peru SAC, or ACM, pursuant to which ACM agreed to provide consulting services to Stratos Peru for 45 days, including updating the use of funds for Phase I and structuring a financial model for the simulation of various scenarios regarding Stratos’ ethanol production. Pursuant to the agreement, ACM is to receive compensation in the amount of approximately $99,000 for the services provided. Antonio Salas, the Chief Executive Officer of our Company and of Stratos Peru owns 95% of ACM, and the Chief Executive Officer of ACM is Gissela Camminati, who is the wife of Mr. Salas. Mr. Salas was also a former member of the Board of Directors of ACM. As of June 30, 2008, the Company incurred total consulting expenses of approximately $368,000 from this related party. Total payables owed to this related party were approximately $220,000 as of June 30, 2008.

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

Note 11 - Subsequent Events

Bridge Financing

In July 2008, the Company made the final principal re-payments of $75,000 towards the $3,048,000 convertible promissory notes issued on November 14, 2007 and paid $401,135 towards interest and premiums. The total interest and premiums due after the payments were made is $219,000.

Issuance of $350,000 Unsecured Convertible Promissory Note

On October 18, 2007, Stratos del Peru, entered into an asset purchase agreement (the “Asset Purchase Agreement”) and an escrow agreement (the “Escrow Agreement”) with Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation (“Gabinete”), pursuant to which Stratos Peru acquired certain assets and rights from Gabinete relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the sugar mill. Of the purchase price, Stratos Peru held back $350,000 (the “Holdback”), representing approximately 7.74% of the purchase price, which was placed into an escrow contingencies account with Banco Continental in Lima, Peru (the “Escrow Account”).

On July 1, 2008, Stratos Peru and the Company agreed to release the Holdback to the Company, subsequent to which the Company issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for the Company to use as working capital. The parties have also terminated the Escrow Agreement in order to transfer the funds from the Escrow Account to the Company as consideration for the note. If any liability issues arise with respect to the sugar mill, the amount will be offset from or against amounts payable by the Company to Gabinete under the note.

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase shares of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Convertible Note Financing

During July, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $500,000, and warrants to purchase up to 117,645 shares of common stock of the Company, to four unaffiliated third party investors. The Company received gross proceeds of $500,000, less fees of $30,000 of the purchase price paid and other expenses. The notes mature six months from issuance and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25.0 million is not raised by the Company on or before the applicable maturity date, the Company will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, the Company will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date; provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest (the “Repayment Amount”), if the note holders choose to be repaid in cash on maturity date. The note holders will have the option to convert 110% of the Repayment Amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), the Company will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, the Company completed a financing pursuant to which the Company issued a secured convertible promissory note, in the principal amount of $2,000,000, and warrants to purchase up to 714,286 shares of common stock of the Company, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership. The Company received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. The Company intends to use the proceeds as working capital. The note matures on December 31, 2009 or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 12 % per annum, payable in full at the maturity date.

So long as any principal or interest remains outstanding under the note, the note holder will have the right to participate in debt or equity financings undertaken by the Company, up to a maximum of 25% of the amounts raised by the Company in any such financing, on the same terms as the other participants of such financing.

The note may be prepaid by the Company in whole but not in part from time to time. If the note is prepaid by the Company more than 30 days prior to the maturity date, the Company has agreed to pay the note holder a prepayment fee equal to 25% of the sum of the principal amount of the note and all accrued and unpaid interest. The note holder will have the option to convert all of the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of common stock of the Company at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of securities of the Company at a price less than $0.70 per share, the conversion price will be subject to adjustment. Upon the occurrence of any event of default, in addition to all amounts owing to the note holder under the note becoming due and payable in full, the Company will pay to the note holder an additional sum of $100,000.

The warrants have a five-year term and an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, the Company sells securities below the current exercise price of $0.75. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision.

The Company has also agreed to provide the note holder with piggyback registration rights, pursuant to which the Company will use its best efforts to register the shares issuable upon the conversion of the note and the exercise of the warrants in the event that it proposes to register any of its securities under the Securities Act of 1933, prior to July 25, 2010.

The note is secured by 100% of the shares owned by the Company in its wholly owned U.S. subsidiary and its two Peruvian subsidiaries.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended June 30, 2008 and changes in our financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Impairment of long-lived assets

We follow the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of June 30, 2008, there were no significant impairments of long-lived assets.

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

Phase I of our business plan is comprised of five components:

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

On July 1, 2008, we agreed to release the Holdback, subsequent to which we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for the Company to use as working capital. The parties have also terminated the Escrow Agreement in order to transfer the funds from the Escrow Account to us as consideration for the note. If any liability issues arise with respect to the sugar mill, the amount will be offset from or against amounts payable by our Company to Gabinete under the note.

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase shares of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

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

On March 12, 2008, Stratos Peru entered into an agreement, the CWE Agreement, with CWE.  The CWE Agreement relates to the relocation of the Sugar Mill to the Industrial Lot, that we have obtained the rights to in the Lambayeque region. Under the terms of the CWE Agreement, we engaged CWE to clean, remove and disassemble equipment located at the Sugar Mill.   We have agreed to pay CWE a service fee of approximately $150,000, payable in installments.  In connection with the payment of the service fee, CWE issued two promissory notes in favor of Stratos Peru, each in the amount of $8,330 pursuant to which Stratos Peru could collect such amount in the event that CWE did not complete the project according to the timetable. The Notes had a due date of May 22, 2008; however, Stratos Peru never exercised its rights under the Notes.  The CWE Agreement terminated on June 9, 2008 and we are negotiating a new agreement with CWE to complete the project.

In March 2008, we began the dismantling of all of the equipment. We anticipate that the dismantling will be complete by the end of 2008.

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

On February 6, 2008, Stratos Peru entered into a services agreement with Biotecnologia Del Peru S.A.C, or Biotecnologia, to establish a pilot seedling laboratory, or Pilot Laboratory. They are in the process of studying various breeds of genetic material and have advised us which breed will generate the most elite sugar cane plantlets.

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

Phase II

Phase II of our business plan will consist of our expansion in strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we anticipate raising and investing funds over an additional $700 million in order to plant sugarcane on 48,000 hectares of raw land, and acquire and operate a total of four mills with attached ethanol distilleries, with expandable capacities and distribution port infrastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day, and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II in 2009. The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies and social environment. We plan to establish the four locations in two stages.

Stage One

During the first stage, which will begin in the third quarter of 2009, we plan to prepare and plant sugarcane on 12,000 hectares of land located along the northern Peruvian coast, and will conduct the required feasibility studies for the additional 12,000 hectares of land.  We estimate that the total cost for Stage One will be approximately $400 million.

Stage Two

During the second stage, which will begin in the second quarter of 2011, we plan to plant the second 12,000 hectares of land located along the northern Peruvian coast. We estimate that the total cost for this stage will be approximately $355 million.

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

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We expect to increase our operating expenses over the coming years. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $37 million. Furthermore, we estimate that will need over an additional $700 million to fund our expansion during the course of Phase II of our operations, which is set to commence during 2009 and continue for five years thereafter.

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

On June 26, 2008, we closed on an additional $100,000 of our $10 million private placement, pursuant to which we issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $37,488. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%; and (3) risk free interest of 2.73%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

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

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of 10%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one-to-one ratio (unless the conversion occurs upon the consummation of a financing or financings in an aggregate amount of $25 million), an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $471,765. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

On April 18, 2008, we completed a private placement of the Company’s securities (the “Grey K Private Placement”) to three accredited investors, Grey K LP, a Delaware limited partnership, Grey K Offshore Fund, Ltd., a Cayman Island exempt company, and Grey K Offshore Leveraged Fund, Ltd., a Cayman Island exempt company (collectively, “Grey K”), consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five-year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with the Grey K Private Placement, we received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses.

The fair value of the 357,143 warrants issued with the Grey K Private Placement was $142,166. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%, (3) risk free interest of 2.35% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $145,854. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

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

During the six months ended June 30, 2008, we made principal re-payments in the total amount of $2,723,000 towards the $3,048,000 convertible promissory notes. For the period ended June 30, 2008, we issued 357,143 shares of common stock in the Company for the principal conversion of $250,000, issued 703,407 shares of common stock in the Company for the conversion of interest and premium of $492,385, and issued 106,055 shares of common stock in the Company for the 10% share conversion premium of $74,239. The interest and premium that is outstanding at June 30, 2008 related to these notes is $620,135. Previously, the Company, in error, disclosed in a filing on June 4, 2008, that all of these amounts had been previously paid. As of June 30, 2008, we received extensions on all of our notes except for $217,545, which were subsequently paid off, in addition to all of the remaining notes, except for $219,000 which were extended through September 30, 2008.

Issuance of $350,000 Unsecured Convertible Promissory Note

On October 18, 2007, we entered into an asset purchase agreement and an escrow agreement with Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation pursuant to which we acquired certain assets and rights from Gabinete relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru. we paid approximately $4.5 million plus a value added tax of 19% to acquire the sugar mill. Of the purchase price, we held back $350,000, representing approximately 7.74% of the purchase price, which was placed into an escrow contingencies account with Banco Continental in Lima, Peru.

On July 1, 2008, we agreed to release the holdback, subsequent to which we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for us to use as working capital. The parties have also terminated the escrow agreement in order to transfer the funds from the escrow account to us as consideration for the note. If any liability issues arise with respect to the sugar mill, the amount will be offset from or against amounts payable by us to Gabinete under the note.

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into our units at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase shares of our common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

Convertible Note Financing

Between May 23, 2008 and July 18, 2008, we issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to four unaffiliated third party investors. We received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes mature six months from issuance and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25.0 million is not raised by us on or before the applicable maturity date, we will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, we will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date; provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders choose to be repaid in cash on maturity date. The note holders will have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), we will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, we completed a financing pursuant to which the Company issued a secured convertible promissory note, in the principal amount of $2,000,000, and warrants to purchase up to 714,286 shares of our common stock, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership. We received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. We intend to use the proceeds as working capital. The note matures on December 31, 2009 or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 12 % per annum, payable in full at the maturity date.

So long as any principal or interest remains outstanding under the note, the note holder will have the right to participate in debt or equity financings undertaken by us, up to a maximum of 25% of the amounts raised by us in any such financing, on the same terms as the other participants of such financing.

We may prepay the note in whole but not in part from time to time. If we prepay the note more than 30 days prior to the maturity date, we have agreed to pay the note holder a prepayment fee equal to 25% of the sum of the principal amount of the note and all accrued and unpaid interest. The note holder will have the option to convert all of the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of our common stock at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of our securities at a price less than $0.70 per share, the conversion price will be subject to adjustment. Upon the occurrence of any event of default, in addition to all amounts owing to the note holder under the note becoming due and payable in full, we will pay to the note holder an additional sum of $100,000.

The warrants have a five-year term and an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, we sell securities below the current exercise price of $0.75. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision.

We have also agreed to provide the note holder with piggyback registration rights, pursuant to which we will use our best efforts to register the shares issuable upon the conversion of the note and the exercise of the warrants in the event that it proposes to register any of its securities under the Securities Act of 1933, prior to July 25, 2010.

Cash Used for Investing Activities

On October 18, 2007, we signed a purchase-sale contract with Gabinete Técnico de Cobranza S.A.C., and have acquired certain assets that are part of the Sugar Mill. This purchase price was $5,382,328:

•	$5,032,328 by bank draft issued to the order of Gabinete Técnico de Cobranza S.A.C.; and

•	$350,000 to be deposited in a bank account in order to guarantee payment of any contingency that may arise from this transaction, which subsequently was converted into a convertible promissory note.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement of Common Stock and Warrants

On March 7, 2008, we closed on $1,587,447 of our $10 million private placement. Pursuant to the March 2008 Financing, we issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. On June 26, 2008, we closed on an additional $100,000 of our $10 million private placement, pursuant to which we issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The warrants have a “cashless” exercise provision, expire five years from the date of issuance, and are exercisable at $0.75 per share, subject to adjustment under certain circumstances. The common stock and warrants issued in connection with this financing were not registered under the Securities Act and were issued in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. Our determination with regard to the applicable exemptions from registration was based on the representations of the investors, which included, in pertinent part, that such investors were either: (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as such term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the investors understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Private Placement of Series A Preferred Stock and Warrants

On April 18, 2008, we completed a private placement of the Company’s securities to Grey K, consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five (5)year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with this private placement, we received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses. The Company believes the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Issuance of $350,000 Unsecured Convertible Promissory Note

On October 18, 2007, we entered into an asset purchase agreement and an escrow agreement with Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation pursuant to which we acquired certain assets and rights from Gabinete relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru. we paid approximately $4.5 million plus a value added tax of 19% to acquire the sugar mill. Of the purchase price, we held back $350,000, representing approximately 7.74% of the purchase price, which was placed into an escrow contingencies account with Banco Continental in Lima, Peru.

On July 1, 2008, we agreed to release the holdback, subsequent to which we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for us to use as working capital. The parties have also terminated the escrow agreement in order to transfer the funds from the escrow account to us as consideration for the note. If any liability issues arise with respect to the sugar mill, the amount will be offset from or against amounts payable by us to Gabinete under the note.

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into our units at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase shares of our common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision. The Company believes the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Unsecured Convertible Note Financing

Between May 23, 2008 and July 18, 2008, we issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to four unaffiliated third party investors. We received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes mature six months from issuance and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25.0 million is not raised by us on or before the applicable maturity date, we will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, we will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date; provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders choose to be repaid in cash on maturity date. The note holders will have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), we will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision. The Company believes the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, we completed a financing pursuant to which the Company issued a secured convertible promissory note, in the principal amount of $2,000,000, and warrants to purchase up to 714,286 shares of our common stock, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership. We received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. We intend to use the proceeds as working capital. The note matures on December 31, 2009 or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 12 % per annum, payable in full at the maturity date.

So long as any principal or interest remains outstanding under the note, the note holder will have the right to participate in debt or equity financings undertaken by us, up to a maximum of 25% of the amounts raised by us in any such financing, on the same terms as the other participants of such financing.

We may prepay the note in whole but not in part from time to time. If we prepay the note more than 30 days prior to the maturity date, we have agreed to pay the note holder a prepayment fee equal to 25% of the sum of the principal amount of the note and all accrued and unpaid interest. The note holder will have the option to convert all of the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of our common stock at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of our securities at a price less than $0.70 per share, the conversion price will be subject to adjustment. Upon the occurrence of any event of default, in addition to all amounts owing to the note holder under the note becoming due and payable in full, we will pay to the note holder an additional sum of $100,000.

The warrants have a five-year term and an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, we sell securities below the current exercise price of $0.75. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision.

We have also agreed to provide the note holder with piggyback registration rights, pursuant to which we will use our best efforts to register the shares issuable upon the conversion of the note and the exercise of the warrants in the event that it proposes to register any of its securities under the Securities Act of 1933, prior to July 25, 2010.

The note is secured by 100% of the shares owned by the Company in its wholly owned U.S. subsidiary and its two Peruvian subsidiaries.

The Company believes the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the six months ended June 30, 2008.

Item 5. Other Information

We entered into an employment agreement with Steven Magami for his services as our Chairman of the Board of Directors, effective May 15, 2008. The term of the agreement is for two years, ending on May 14, 2010, with automatic renewals of one year periods, subject to termination with 90 days notice by Mr. Magami or the Company. Pursuant to the terms of the agreement, we have agreed to pay Mr. Magami an annual salary of $250,000. In addition to his annual salary, Mr. Magami will be eligible for a bonus to be determined for each $50,000,000 of capital raised by the Company from November 14, 2007 through the term of his agreement.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of the Annual Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Exhibit Number	Description

10.14	Employment Agreement by and between Stratos del Peru, S.A.C., a Peruvian corporation and Carlos Antonio Salas Vinatea, dated November 5, 2007 and Addendum dated January 23, 2008(1)
10.15	Employment Agreement by and between Stratos del Peru, S.A.C. , a Peruvian corporation and Eduardo Aza Santillana, dated October 15, 2007(1)
10.16	Employment Agreement by and between Stratos del Peru, S.A.C., a Peruvian corporation and Julio Cesar Antonio Alonso, dated November 5, 2007(1)
10.22	Escrow Account Termination Agreement between Stratos del Peru, S.A.C., a Peruvian corporation and Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation, dated July 1, 2008(2)
10.23	Unsecured Convertible Note Purchase Agreement between Stratos Renewables Corporation and Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation, dated July 1, 2008(2)
10.24	Unsecured Convertible Promissory Note issued to Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation by Stratos Renewables Corporation, dated July 1, 2008(2)
10.25	Form of Unsecured Convertible Note Purchase Agreement re: $1.8M Financing(2)
10.26	Form of Unsecured Convertible Promissory Note re: $1.8M Financing(2)
10.27	Form of Warrant re: $1.8M Financing(2)
10.28	Secured Convertible Promissory Note and Warrant Purchase Agreement between Stratos Renewables Corporation and Whitebox Hedged High Yield Partners, LP, dated July 25, 2008(2)
10.29	Secured Convertible Promissory Note issued to Whitebox Hedged High Yield Partners, LP by Stratos Renewables Corporation, dated July 25, 2008(2)
10.30	Warrant issued to Whitebox Hedged High Yield Partners, LP, by Stratos Renewables Corporation, dated July 25, 2008(2)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.
(2)	Filed in the Company’s Form 8K, dated August 4, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: August 19, 2008	By:	/s/ Carlos Antonio Salas Vinatea
Carlos Antonio Salas Vinatea,
Chief Executive Officer

Date: August 19, 2008	By:	/s/ Julio Cesar Alonso
Julio Cesar Alonso,
Chief Financial Officer