Form 10-Q
period 2008-09-30
Stratos Renewables CORP
filed 2008-11-14
CIK 1321517

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission file number 000-1321517

STRATOS RENEWABLES CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1699126 (I.R.S. Employer Identification No.)

9440 Little Santa Monica Blvd., Suite 401 Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

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
Yes ☐ No ☒

As of November 10, 2008, the Company had 61,569,800 outstanding shares of common stock.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stratos Renewables Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,402,174	$3,357,417
Debt issuance costs	21,324	56,948
Prepaid expenses	228,871	155,020

TOTAL CURRENT ASSETS	3,652,369	3,569,385

PLANT AND EQUIPMENT, net	4,859,940	4,600,923
LAND DEPOSITS	376,665	-
VAT RECEIVABLE	1,212,190	899,567
DEBT ISSUANCE COSTS, net	1,261,497	-
OTHER ASSETS	109,889	21,711

TOTAL ASSETS	$11,472,550	$9,091,586

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,001,028	$173,032
Accrued interest and redemption premium	255,728	709,398
Other payables	519,545	84,648
Convertible promissory notes, net of debt discount of $306,450 and $552,369
as of September 30, 2008 and December 31, 2007, respectively	1,543,550	2,495,631
Accrued beneficial conversion liability	-	250,938
Accrued warrant liability	5,037,502	1,164,501

TOTAL CURRENT LIABILITIES	8,357,353	4,878,148

ACCRUED INTEREST	102,214	-
CONVERTIBLE PROMISSORY NOTES, net of debt discount of $4,586,686 and $0
as of September 30, 2008 and December 31, 2007, respectively	2,763,314	-

TOTAL LIABILITIES	11,222,881	4,878,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 50,000,000 shares
authorized; 8,571,429 and 7,142,857 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	8,572	7,143
Common stock; $0.001 par value; 250,000,000 shares
authorized; 61,569,801 and 57,666,794 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	61,571	57,667
Additional paid-in-capital	12,008,038	5,721,864
Other comprehensive income	153,611	14,021
Deficit accumulated during the development stage	(11,982,123)	(1,587,257)

TOTAL STOCKHOLDERS' EQUITY	249,669	4,213,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,472,550	$9,091,586

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statements of Operations and Other Comprehensive Loss

				For the period	For the period
				from inception	from inception
	Three Months Ended September 30,		Nine Months Ended	(February 27, 2007)	(February 27, 2007)
	2008	2007	September 30, 2008	to September 30, 2007	to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Consulting fees	466,386	-	1,574,174	-	1,718,958
General and administrative	526,726	-	2,059,928	-	2,580,707
Professional fees	499,294	-	1,637,685	-	1,738,296
Wages	813,481	-	1,958,755	-	2,169,683
TOTAL OPERATING EXPENSES	2,305,887	-	7,230,542	-	8,207,644

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(962,665)	-	(1,670,923)	-	(2,280,240)
Interest and financing costs	(334,096)	-	(875,853)	-	(1,597,315)
Change in value of beneficial conversion feature	238,270	-	511,926	-	1,135,978
Change in value of warrant liability	(1,460,928)	-	(974,011)	-	(878,039)
Foreign currency loss	(11,208)	-	(154,832)	-	(154,832)
Other	(12,893)	-	219	-	819
TOTAL OTHER EXPENSES, net	(2,543,520)	-	(3,163,474)	-	(3,773,629)

LOSS FROM OPERATIONS	(4,849,407)	-	(10,394,016)	-	(11,981,273)

INCOME TAX PROVISION	-	-	850	-	850

NET LOSS	$(4,849,407)	$-	$(10,394,866)	$-	$(11,982,123)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	77,251	-	139,590	-	153,611

COMPREHENSIVE LOSS	$(4,772,156)	$-	$(10,255,276)	$-	$(11,828,512)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$-	$(0.17)	$-	$(0.23)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	61,310,574	-	59,948,493	-	53,069,810

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statements of Stockholders' Equity

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash			45,000,000	45,000	(44,666)			334

Shares issued in connection with reverse merger transaction			10,000,000	10,000	(9,789)			211

Common stock issued for cash			2,666,794	2,667	1,442,065			1,444,732

Preferred stock issued for cash	7,142,857	7,143			4,334,254			4,341,397

Gain on translation						14,021		14,021

Net loss							(1,587,257)	(1,587,257)

Balance, December 31, 2007	7,142,857	7,143	57,666,794	57,667	5,721,864	14,021	(1,587,257)	4,213,438

Issuance of common stock and warrants for cash	-	-	2,410,639	2,411	1,173,586	-	-	1,175,997

Cashless exercise of warrants (595,713 warrants exercised
for 325,763 shares)	-	-	325,763	326	(326)	-	-	-

Issuance of preferred stock and warrants for cash	1,428,572	1,429	-	-	611,405	-	-	612,834

Conversion of convertible notes to common stock	-	-	1,166,605	1,167	815,457	-	-	816,624

Reclassify beneficial conversion feature to equity	-	-	-	-	3,686,052	-	-	3,686,052

Gain on translation	-	-	-	-	-	139,590	-	139,590

Net loss	-	-	-	-	-	-	(10,394,866)	(10,394,866)

Balance, September 30, 2008 (unaudited)	8,571,429	$8,572	61,569,801	$61,571	$12,008,038	$153,611	$(11,982,123)	$249,669

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Statements of Cash Flows

		For the period	For the period
		from inception	from inception
	Nine Months Ended	(February 27, 2007)	(February 27, 2007)
	September 30, 2008	to September 30, 2007	to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,394,866)	$-	$(11,982,123)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and debt issuance costs	1,670,923	-	2,280,240
Depreciation and amortization	20,271	-	22,365
Change in value of beneficial conversion feature	(511,926)	-	(1,135,978)
Change in value of warrant liability	974,012	-	878,040
Amortization of prepaid consulting	260,058	-	311,730
Accretion of interest	461,292	-	1,131,442
Changes in operating assets and liabilities:
Other assets	(235,035)	-	(255,903)
Accounts payable	772,095	-	942,714
Interest payable	211,401	-	250,649
Other payables	488,420	-	569,782
Net cash used in operating activities	(6,283,355)	-	(6,987,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of plant and equipment	(253,691)	-	(4,858,329)
Deposit for land lease	(366,248)	-	(366,248)
VAT receivable	(316,461)	-	(1,181,118)
Cash acquired with acquisition	-	-	211
Net cash used in investing activities	(936,400)	-	(6,405,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,685,794	-	3,552,884
Proceeds from sale of preferred stock	1,000,000	-	6,000,000
Payment of offerings cost associated with common and preferred stock	(263,000)	-	(519,593)
Proceeds from issuance of convertible debenture	9,200,000	-	12,248,000
Payment of offerings costs associated with convertible debenture	(1,241,602)	-	(1,355,499)
Principal payment of convertible debt	(3,199,500)	-	(3,199,500)
Net cash provided by financing activities	7,181,692	-	16,726,292

Effect of exchange rate changes on cash and cash equivalents	82,820	-	68,408

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,757	-	3,402,174

CASH AND CASH EQUIVALENTS, Beginning of period	3,357,417	-	-

CASH AND CASH EQUIVALENTS, End of period	$3,402,174	$-	$3,402,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$-	$-	$874,990
Issuance of warrants in acquisition	$-	$-	$229,748
Acquisition of shell company	$-	$-	$211
Issuance of common stock for conversion of principal and interest	$816,624	$-	$816,624
Issuance of warrants for debt issuance costs	$186,747	$-	$186,747
Reclassify beneficial conversion feature to equity	$3,686,052	-	$3,686,052

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Stratos Renewables Corporation, formerly New Design Cabinets, Inc., or the Company, pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and line of business

The Company was incorporated in the State of Nevada on September 29, 2004. Stratos del Peru S.A.C. was incorporated in Lima, Peru, on February 27, 2007, with the name of Estratosfera del Perú S.A.C. On July 11, 2007, the general meeting of shareholders agreed to change the Company’s name to its current one, Stratos del Peru S.A.C., or Stratos Peru, which was officially registered with the Tax Administration of Peru on October 11, 2007.

On November 14, 2007, Stratos Peru entered into a share exchange agreement, or the Share Exchange, with the Company. Pursuant to the agreement, the Company issued 45,000,000 shares of its common stock to the former security holders of Stratos Peru in exchange for 999, or 99.9%, of the issued and outstanding shares of common stock of Stratos Peru. Upon closing the Share Exchange, the Company had 55,000,000 shares of common stock issued and outstanding as a result of the issuance of 45,000,000 shares of common stock to the former security holders of Stratos Peru. Effective November 20, 2007, the Company amended its articles of incorporation to change the name of the corporation from “New Design Cabinets, Inc.” to “Stratos Renewables Corporation.”

The Share Exchange is deemed to be a reverse acquisition under the purchase method of accounting. As the acquired entity, Stratos Peru is regarded as the predecessor entity as of November 14, 2007. Accordingly, the merger of the Company and Stratos Peru was recorded as a recapitalization of Stratos Peru, with Stratos Peru being treated as the continuing entity and the management and board of directors of Stratos Peru were appointed as officers and directors of the Company. The accompanying consolidated statements of operations present the amounts as if the acquisition occurred on February 27, 2007 (date of inception for Stratos Peru).

Additionally, in connection with the reverse merger transaction, the Company conducted a private placement of common stock, preferred stock and convertible promissory notes totaling approximately $10 million during 2007.

The Company’s business objectives are the purchase, sale, production, distribution, marketing, transport, warehousing, mixture, export and import of all kinds of products derived from hydrocarbons and bio-fuels, being solids, liquids or gases. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has not commenced generating revenue. The Company’s offices and administrative headquarters are located in Lima, Peru.

Basis of presentation

The accompanying consolidated financial statements are presented in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its 99.99% owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Minority interest

Minority interest has not been presented on the consolidated balance sheets due to accumulated losses which exceed the minority stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the minority interest has been written down to zero on the accompanying balance sheet.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, Peruvian Nuevos Soles (“PEN”) as its functional currency. Such financial statements were translated into U.S. Dollars (“USD”) in accordance with SFAS No. 52, “Foreign Currency Translation,” with the PEN as the functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded translation gains of $77,251 and $139,590 for the three and nine months ended September 30, 2008. The Company recorded zero translation gains for the three months ended September 30, 2007 and for the period from February 27, 2007 (date of inception) to September 30, 2007. Translation adjustments included in the balance sheets were $153,611 and $14,021 at September 30, 2008 and December 31, 2007, respectively. Asset and liability amounts at September 30, 2008 and December 31, 2007 were translated at 2.977 and 2.997 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the nine months ended September 30, 2008 was 2.884 PEN to $1.00 USD. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could materially differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible into cash, with original maturities of three months or less when purchased, to be cash and cash equivalents.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within Peru are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally-insured limits totaling $3,338,071 and $3,403,946, respectively. The Company has not experienced any losses on cash and cash equivalents.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

VAT receivable

At September 30, 2008 and December 31, 2007, the Company recognized a VAT (value added tax) receivable of $1,212,190 and $899,567, respectively, in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable is classified as noncurrent.

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

Impairment of long-lived assets

The Company follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company believes that as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts charged to expenses and undeclared revenues. From January 1, 2007, the taxpayer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration of Peru.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s consolidated financial statements.

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

Accrued warrant liability and accrued beneficial conversion feature

Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of all outstanding warrants as an accrued warrant liability since the Company’s convertible promissory notes are convertible into an undetermined number of shares of common stock. As a result, the Company may not have enough authorized shares to satisfy the exercise of its outstanding warrants. In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes is recorded as an accrued beneficial conversion liability.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement, and enhances disclosures requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19.

The Company’s beneficial conversion liability is carried at fair value totaling $0 and $250,938, as of September 30, 2008 and December 31, 2007, respectively. The beneficial conversion feature was reclassified to equity on September 18, 2008 (See “Reclassification of Beneficial Conversion Feature” in Note 6). The Company carries its warrants at fair value totaling $5,037,502 and $1,164,501 as of September 30, 2008 and December 31, 2007, respectively. The Company used Level 2 inputs for its valuation methodology for the beneficial conversion liability, and warrant liability, and their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value As of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$5,037,502		$5,037,502

The Company recognized a gain of $238,270 and $511,926, on the beneficial conversion liability for the three and nine months ended September 30, 2008, respectively. The Company recognized a loss of $1,460,928 and $974,011 on the warrant liability for the three and nine months ended September 30, 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with SFAS No. 157.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board or (“FASB”) issued SFAS No. 141 (Revised 2007 (“SFAS 141R”)), “Business Combinations.” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. Also, SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not anticipate the adoption of SFAS 160 will have a significant impact on its consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008, and the Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of FSP EITF 07-3 on its consolidated financial statements.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In June 2008, the FASB issued EITF No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the consolidated financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued FSP SFAS 142-3 “Determination of the useful life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP SFAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP SFAS No.142-3 will have on its consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).” The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the quarter ended September 30, 2008.

Note 3 - Development Stage Company and Going Concern

The Company is a new development stage company and is subject to risks and uncertainties that include: new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the consolidated accumulated statements of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated any operating revenues and has working capital deficits, which raises substantial doubt about its ability to continue as a going concern. During the nine months ended September 30, 2008, the Company recorded a loss of $10,394,866 and as of September 30, 2008, the Company has a deficit accumulated during the development state of $11,982,123.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

In the nine months ended September 30, 2008, management raised approximately $11.9 million in debt and equity capital and is attempting to raise additional debt and equity capital. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 4 - Plant and Equipment

Plant and equipment consist of the following:

Description	September 30, 2008	December 31, 2007
Sugar plant	$4,612,086	$4,552,247
Buildings	62,075	-
Computer equipment and software	175,773	48,439
Other	31,837	2,416
	4,881,771	4,603,102
Accumulated depreciation	(21,831)	(2,179)
Plant and equipment, net	$4,859,940	$4,600,923

Depreciation expense amounted to $7,699 and $19,652 for the three and nine months ended September 30, 2008, respectively. Due to significant modifications to the sugar plant, the plant is currently not in service and is not being depreciated.

During the nine month period ended September 30, 2008, the Company made initial payments of $376,665 to unaffiliated third parties towards the acquisition of rights to both agricultural and industrial land.

Note 5 - Stockholders’ Equity

Private Placement of Common Stock

From October 8, 2007 to June 26, 2008 the Company conducted a private placement of its securities, or Private Placement. Pursuant to this Private Placement, on November 14, 2007, the Company issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. The issuance of 2,666,794 shares of common stock has been included as a component in the accompanying consolidated statements of stockholders’ equity. The aggregate gross proceeds raised by the Company in connection with the Private Placement were $1,866,760. Each share of common stock was sold to investors at $0.70 per share. The fair value of the warrants amounted to $352,268. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 5.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On March 7, 2008, the Company received proceeds of $1,587,447 from the Private Placement. Pursuant to this financing, the Company issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $294,360. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 3.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On June 26, 2008, the Company received proceeds of $100,000 from the Private Placement, pursuant to which it issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $37,488. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%; and (3) risk free interest of 3.44%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Series A Preferred Stock Private Placements

On November 14, 2007 the Company completed a Series A Private Placement, or Series A Private Placement, pursuant to which we issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. The issuance of 7,142,857 shares of Preferred Stock has been included as a component in the accompanying statements of stockholders’ equity. The gross proceeds raised by the Company in connection with the Series A Private Placement were $5,000,000. Each share of Series A Preferred Stock was sold at $0.70 per share. The warrants expire five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. The Company’s Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $471,765. The beneficial conversion feature is considered a deemed dividend, however, since the Company has an accumulated deficit there would be no effect on the consolidated stockholders’ equity.

Subsequent to September 30, 2008, the Company issued 829,081 shares of common stock as part of the cashless exercise of MA Green’s 1,785,714 warrants.

On April 18, 2008, the Company completed a private placement of our Series A Preferred Stock, or the Grey K Private Placement to three accredited investors, Grey K LP, a Delaware limited partnership, Grey K Offshore Fund, Ltd., a Cayman Islands exempt company, and Grey K Offshore Leveraged Fund, Ltd., a Cayman Islands exempt company, collectively referred to herein as “Grey K”, consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five-year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with the Grey K Private Placement, the Company received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses.

The fair value of the 357,143 warrants issued with the Grey K Private Placement was $142,166. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%, (3) risk free interest of 2.35% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $145,854. The beneficial conversion feature is considered a deemed dividend, however, since the Company has an accumulated deficit, there would be no effect on the consolidated stockholders’ equity.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Warrants

The following is a summary of the warrant activity:

Outstanding at December 31, 2007	4,739,968
Granted	6,069,180
Forfeited	-
Exercised	(595,713)
Outstanding at September 30, 2008 (unaudited)	10,213,435

During the nine months ended September 30, 2008, the Company issued 325,763 shares of common stock for the cashless exercise of 595,713 warrants.

Following is a summary of the status of warrants outstanding at September 30, 2008:
	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.70	750,000	4.14	666,667	4.14
$0.75	9,028,143	4.31	6,278,143	4.07
$0.85	435,292	4.70	435,292	4.70
Total	10,213,435		7,380,102

Note 6 - Convertible Promissory Notes

Bridge Financing

On November 14, 2007, the Company entered into a Note and Warrant Purchase Agreement, or Bridge Financing, with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. The aggregate gross proceeds raised by the Company in connection with the Bridge Financing were approximately $3.0 million. The warrants will expire three (3) years from the closing date of Bridge Financing.

Further, upon the earlier to occur of (i) three (3) months from the closing date of the Bridge Financing (the “Maturity Date”), and (ii) the consummation of a private investment in a public entity financing with institutional investors for at least $25 million, net of offering expenses, or the PIPE, the bridge note holders are entitled to repayment (in cash or in common stock) equal to 25% to 30% in excess of the principal and accrued interest then due and outstanding under the terms of the notes, or the Repayment Amount. The bridge note holders entitled to a Repayment Amount of 25% in excess of the principal and accrued interest due under the terms of the notes will receive a 5% origination fee as consideration for making loans to the Company. The bridge note holders entitled to a Repayment Amount of 30% in excess of the principal and accrued interest due under the terms of the notes will not be entitled to an origination fee. Upon the earlier to occur of the Maturity Date or the consummation of the PIPE, the bridge note holders will have the right to convert (in whole or in part) 110% of the Repayment Amount into shares of common stock of the Company at the fair market value of each share of common stock, or at the price per share of common stock sold to investors in the PIPE, as the case may be.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In accordance with EITF 00-19, these convertible promissory notes do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price. Therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. As such, the convertible promissory notes are considered “non-conventional,” and the detachable warrants and the conversion feature are bifurcated from the debt and shown as a separate derivative liability.

A portion of the $3,048,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 870,858 warrants issued in connection with this transaction was $229,748. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 100%. In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $874,990. Both the value assigned to the warrants ($229,748) and the beneficial conversion feature ($874,990) is recorded as debt discounts and will be amortized over the terms of the convertible promissory notes. For the nine months ended September 30, 2008, the Company amortized $552,369 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2008, the Company made principal re-payments in the total amount of $2,798,000 towards the $3,048,000 convertible promissory notes. For the nine months ended September 30, 2008, the Company paid $620,135 related to the interest and premium. For the nine months ended September 30, 2008, the Company issued 357,143 shares of common stock in the Company for the principal conversion of $250,000, issued 703,407 shares of common stock in the Company for the conversion of interest and premium of $492,385, and issued 106,055 shares of common stock in the Company for the 10% share conversion premium of $74,239. As of September 30, 2008, all principal, interest and premium have been paid. Total interest and premium expense for the nine months ended September 30, 2008 amounted to $475,166.

Reclassification of Beneficial Conversion Feature

In September 2008, the Company reclassified the beneficial conversion feature of $3,686,052 from liability to equity. The reclassification was due to the Company repaying all of the outstanding principal, interest and premiums of the $3,048,000 convertible note. These convertible promissory notes did not meet the definition of a “conventional convertible debt instrument” since the debt was not convertible into a fixed number of shares. Therefore, these convertible promissory notes and all other convertible promissory notes were considered “non-conventional,” and the detachable warrants and the conversion features were bifurcated from the debt and shown as a separate derivative liability. Because the convertible promissory notes were fully paid in September 2008, the Company is no longer required to show the conversion feature as a derivative liability. The Company valued the beneficial conversion features for all convertible promissory notes on the date that the final payment of principal and interest was made on the $3,048,000 Bridge Financing and reclassified the value of the conversion features to additional paid in capital in the consolidated balance sheets.

Issuance of $350,000 Unsecured Convertible Promissory Note

On October 18, 2007, Stratos Peru, entered into an asset purchase agreement, or the Asset Purchase Agreement, and an escrow agreement, or the Escrow Agreement, with Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation, or Gabinete, pursuant to which Stratos Peru acquired certain assets and rights from Gabinete relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the sugar mill. Of the purchase price, Stratos Peru held back $350,000, or the Holdback, representing approximately 7.74% of the purchase price, which was placed into an escrow contingencies account with Banco Continental in Lima, Peru, or the Escrow Account.

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

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

The fair value of the beneficial conversion feature associated with the convertible promissory note was $205,503 which is recorded as debt discounts and will be amortized over the terms of the convertible promissory note.

Convertible Note Financing

In the nine months ended September 30, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to unaffiliated third party investors. The Company received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes mature at various times between November 23, 2008 and January 1, 2009 and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25 million is not raised by the Company on or before the applicable maturity date, the Company will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, the Company will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date, provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders choose to be repaid in cash on the maturity date. The note holders will have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), the Company will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

A portion of the $1,850,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 435,292 warrants issued in connection with this transaction was $181,420. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate ranging between 2.73% through 3.42%, a dividend yield of 0% and volatility of 100%.

In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $592,169. Both the value assigned to the warrants ($181,420) and the beneficial conversion feature ($592,169) are recorded as debt discounts and will be amortized over the terms of the convertible promissory notes.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, the Company completed a financing pursuant to which the Company issued a secured convertible promissory note, in the principal amount of $2,000,000, and warrants to purchase up to 714,286 shares of common stock of the Company, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership. The Company received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. The Company is using the proceeds as working capital. The note matures on December 31, 2009 or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 12% per annum, payable in full at the maturity date.

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

A portion of the $2,000,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 714,286 warrants issued in connection with this transaction was $373,529. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 3.01%, a dividend yield of 0% and volatility of 100%.

In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $922,914. Both the value assigned to the warrants ($373,529) and the beneficial conversion feature ($911,914) is recorded as debt discounts and will be amortized over the terms of the convertible promissory note.

Issuance of $5,000,000 Unsecured Convertible Promissory Note

On August 27, 2008, the Company completed a financing pursuant to which the Company issued an unsecured convertible promissory note in the principal amount of $5,000,000, and warrants to purchase up to 2,500,000 shares of common stock of the Company, to an unaffiliated accredited investor. The Company received gross proceeds of $5,000,000, less placement fees of 10% of the principal amount of the note and other expenses. In connection with this financing, the Company also issued warrants to purchase 357,143 shares of common stock of the Company to a finder. The warrants were valued at $186,747 using the Black-Scholes option pricing model and are included in the debt issuance costs on the accompanying consolidated financial statements. The Company is using the proceeds as working capital. The note matures on December 31, 2009, or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 10% per annum, payable in full at the maturity date.

The note may be prepaid by the Company in whole, but not in part, from time to time. If the note is prepaid by the Company more than 30 days prior to the maturity date, the Company has agreed to pay the note holder a prepayment fee equal to 15% of the sum of the principal amount of the note and all accrued and unpaid interest. Upon the occurrence of any event of default, all amounts owing to the note holder under the note become due and payable in full.

At any time prior to payment in full of the note, the note holder has the option to convert any or all of the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of common stock of the Company at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of securities of the Company at a price less than $0.70 per share, the conversion price will be subject to adjustment.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

So long as the note is outstanding, the Company and its subsidiaries are restricted from incurring certain items of debt without the prior written consent of the holders a majority of the then outstanding aggregate unpaid principal amount of the note (plus any other additional notes of the same series which may be issued in the future, if at all, in the aggregate amount of up to $10,000,000).

The warrants may be exercised at any time from and after the date commencing February 27, 2009, and through and including August 27, 2013. The warrants have an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, the Company sells securities below the stated conversion price of the note. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision.

The Company has also agreed to provide piggyback registration rights with respect to the shares to be issued upon conversion, pursuant to which the Company will use its best efforts to register such shares in the event that it proposes to register any of its securities under the Securities Act.

A portion of the $5,000,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 2,500,000 warrants issued in connection with this transaction was $1,307,225. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 3.02%, a dividend yield of 0% and volatility of 100%.

In addition the fair value of the beneficial conversion feature associated with the convertible promissory notes was $2,226,455. Both the value assigned to the warrants ($1,307,225) and the beneficial conversion feature ($2,226,455) is recorded as debt discounts and will be amortized over the terms of the convertible promissory note.

For the three and nine months ended September 30, 2008, the Company amortized $962,665 and $1,670,923, respectively, of the aforesaid debt discounts and debt issuance costs as other expense in the accompanying consolidated statements of operations.

The Company has recorded interest expense of $341,080 and $889,133 for the three and nine months ended September 30, 2008, respectively.

A summary of the convertible promissory notes and related discounts is below:

		Unsecured	Secured
Description	Bridge Financing	Convertible Notes	Convertible Notes	Combined
	-	-	-
Balance at December 31, 2007	$3,048,000	$-	-	$3,048,000
Debt discounts	(552,369)	-	-	(552,369)
Balance at December 31, 2007, net	2,495,631	-	-	2,495,631
Payments made	(2,798,000)	-	-	(2,798,000)
Amortization of debt discount	552,369	-	-	552,369
Conversion of notes for shares	(250,000)	-	-	(250,000)
Issuance of additional notes	-	7,200,000	2,000,000	9,200,000
Debt discounts	-	(3,762,460)	(1,130,676)	(4,893,136)
Balance at September 30, 2008, net (unaudited)	-	3,437,540	869,324	4,306,864
Less current portion	-	1,543,550	-	1,543,550
Long-term portion	$-	$1,893,990	$869,324	$2,763,314

Note 7 - Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% compounded annually, and must be repaid in full on or before November 14, 2014. The agreement was amended which ceased the accrual of interest as of January 1, 2008. As of September, 2008 and December 31, 2007 there is $30,181 of accrued interest. This amount has been eliminated in consolidation.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company has incurred net operating losses in Peru and the United States for income tax purposes for the nine months ended September 30, 2008. The net operating loss carry forwards amounted to $4,164,432 and $4,788,789 for Peru and the United States, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized through 2012 and 2028 for Peru and the United States, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended September 30, 2008 was an increase of $2,923,428. Management will review this valuation allowance periodically and make adjustments as warranted.

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2008 are as follows:

	Peru	U.S.	Total

Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,164,432	$4,788,789	$8,953,221
Deferred tax assets, net	1,249,330	2,051,497	3,300,827
Valuation allowance	(1,249,330)	(2,051,497)	(3,300,827)
Net deferred tax assets	$-	$-	$-

A reconciliation of the statutory income tax rate and the effective income tax rate for the period from inception (February 27, 2007) to September 30, 2008 is as follows:

	Peru	U.S.

Statutory income tax rate	30%	43%

Valuation allowance	(30)%	(43)%

Effective income tax rate	0%	0%

Note 9 - Commitments and contingencies

The Company entered into a four year lease agreement for office space in Lima, Peru, for monthly payments of $6,179. The lease began in January 2008. The Company recorded rent expense of $18,537 and $55,611 for the three and nine months ended September 30, 2008.

Note 10 - Related party transactions

On March 10, 2008, Stratos Peru entered into a services agreement with Iberocons S.A. or Iberocons, pursuant to which Iberocons has conducted a feasibility analysis of using desalinated sea water as part of the irrigation process for the Company’s greenfields. The agreement terminated on April 29, 2008. During the nine months ended September 30, 2008, the Company paid $33,000 for the services. Iberocons owns 5% of a third party consulting company, and Antonio Salas, our former director and Chief Executive Officer, is a 10% owner of Iberocons. Mr. Salas resigned as our director and Chief Executive Officer on October 3, 2008.

Stratos Renewables Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On January 7, 2008, Stratos Peru entered into a Consulting Services Agreement with a third party consulting company, or Consultant, pursuant to which the Consultant agreed to provide consulting services, including updating the use of funds for Phase I and structuring a financial model for the simulation of various scenarios regarding the Company's ethanol production. Mr. Salas owns 95% of the Consultant and the Chief Executive Officer of the Consultant is the wife of Mr. Salas. Mr. Salas was also a former member of the Board of Directors of the Consultant. As of September 30, 2008, the Company has paid the Consultant $150,000 and has accrued approximately $220,000 for services which have been provided and will be paid subject to an independent review.

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

Note 11 - Subsequent Events

Subsequent to September 30, 2008, the Company issued 829,081 shares of common stock as part of the cashless exercise of MA Green’s 1,785,714 warrants.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008.

Executive Overview

 We intend to engage in the business of producing, processing and distributing sugarcane ethanol in Peru. Ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel. We intend to utilize low-cost, locally grown sugarcane feedstock and service international markets, with a focus on the U.S., which allows for tariff-free exports. We intend to eventually produce more than 90% of the sugarcane we process, and purchase the remaining 10% from local unaffiliated third party suppliers. We are executing on a vertically integrated, disciplined, logistical strategy for production and expansion that eliminates commodity price volatility and leads to competitively high yields.

Sugarcane Ethanol

Sugarcane ethanol is a clean burning, high-octane biofuel. It is a renewable energy source and can be grown year after year. Pure ethanol, a grain alcohol produced from sources such as corn and sugarcane, is not typically used as a replacement for gasoline. Rather, anywhere from 10 – 85% ethanol can be integrated into a gasoline supply to reduce both oil consumption and fuel burning emissions that contribute to global warming. Sugarcane has become a primary fuel source for Brazil, a country that is successfully weaned itself from a dependency on foreign oil. We believe that Peru is capable of growing up to twice the amount of sugarcane per hectare (ha) than an equivalent operation in Brazil. (1 ha is approximately equal to 2.5 acres.) Furthermore, Sugarcane produces up to seven times per land mass what corn does and sugarcane-based ethanol is currently the only biofuel that creates no net carbon dioxide emissions.

Peru

Over the last five years, Peru has demonstrated significant exponential foreign direct investment and gross domestic product growth, adding to its promise as an attractive location for the cultivation, processing, distribution and use of alternative fuels. Specifically, Peru’s superior soil and agro-climate conditions allow for year-round sugarcane harvesting and high yields as water and nutrient content can be managed using modern irrigation technology. This compares favorably with uncontrolled climates in other countries where sugarcane is being cultivated.

Land prices in Peru are a fraction of the prices in developed countries currently producing other feedstock. Low transportation costs for exporting and distribution are also available due to coastal access and proximity to the Pan-American Highway.

Peru is consistently ranked one of the highest yield sugarcane producers in the world based on average yield per hectare. Peru also has a constructive tax, regulatory and alternative energy-friendly legislative environment. Additionally, investment-grade credit ratings were recently assigned to Peru’s long-term foreign and local currency debt.

Megatrends Driving Large Market Opportunity

Environmental, geopolitical and economic macroforces are driving the large and underserved biofuel market. Those forces are generating an increasing interest in the biofuels that are most efficient in reducing carbon footprints. Current policy initiatives, if fully implemented, could result in biofuels (mainly ethanol) displacing up to 5% of the worldwide motor gasoline use by 2010. With regulatory directives requiring a minimum level of ethanol content in gasoline, many countries have instituted initiatives including tax incentives and biofuel blending mandates to accelerate the rate of biofuel production. Currently these mandates exist in 15 countries at national, regional or state levels – including California. Peru has mandated that gasoline include 7.8% ethanol by 2010. The U.S. Renewable Fuel Standard (RFS) mandates the use of 36 billion gallons of renewable fuels per year by 2022, and production is currently behind these mandated levels. With the institution of these initiatives, rural economic development opportunities are facilitated, stimulating the economies and communities in which they are produced.

We believe that ethanol production in particular creates more labor opportunities than other sources of energy. Sugarcane-based ethanol production enables countries that have existing sugar industries to produce ethanol – a higher value-added product rather than relying exclusively on the volatile sugar commodity market. Brazil is currently the world’s largest producer of sugarcane ethanol. We believe that we can produce at least 145 tons of sugarcane per ha per year, approximately twice the average ha in Brazil. Given Peru’s low cost of production, free trade agreement with the U.S. and Canada, climatic advantages and available land, its believed ethanol production in Peru could displace portions of Brazil’s ethanol export market.

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

Impairment of long-lived assets

We follow the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of September 30, 2008, there were no significant impairments of long-lived assets.

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

We are an emerging South American developmental-stage company with plans to develop ethanol and sugar products through the cultivation, harvesting and processing of sugarcane in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in Peru will be a key component in achieving our goals.

We are creating long-term sustainable growth with a business model designed to stimulate the local economy, and we believe that our operations could create more than 2,000 jobs. There is currently no mass production of ethanol in Peru, based largely on difficulty in securing the appropriate local land. However, we have leveraged our relationships and sound business model to secure extensive tracts of unutilized land, and we plan to install a drip irrigation system with the assistance of a multidisciplinary and experienced land sourcing, and assessment and hydrological studies team comprised of industry leading specialists.

Our business plan consists of two phases. Phase I will primarily be focused on establishing, expanding and operating our initial ethanol production facilities and developing our infrastructure. Phase II will primarily be focused on developing and expanding our operations in strategic locations.

Phase I

Phase I of our business plan is comprised of four components:

•	mill and distillery acquisition, expansion and modification;

•	land sourcing;

•	field installment; and

•	conducting feasibility studies and generating a business plan for Phase II.

Mill and distillery acquisition, expansion and modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru, or the Sugar Mill. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the Sugar Mill.  Of the purchase price, we held back $350,000, or the Holdback, representing approximately 7.74% of the purchase price, into an escrow contingencies account with Banco Continental in Lima, Peru.  The Holdback was established to protect us in the event Gabinete failed to fulfill certain tax obligations relating to the equipment for the years 2002 through 2007, the equipment was lost or damaged while in transit from Gabinete, the equipment was not delivered to us, or certain representations made by Gabinete in the asset purchase agreement were discovered to be false.

On July 1, 2008, we agreed to release the Holdback, subsequent to which we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for the Company to use as working capital. The parties have also terminated the Escrow Agreement in order to transfer the funds from the Escrow Account to us as consideration for the note. If any liability issues arise with respect to the sugar mill as previously contemplated by the Holdback, the amount will be offset from or against amounts payable by our Company to Gabinete under the note.

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

We are in the process of relocating the Sugar Mill and we plan to acquire and install a distillery unit to adjoin it for the production of ethanol. Additionally, we plan to upgrade the Sugar Mill’s capacity to crush sugarcane from 500 tons to 1,100 tons of sugarcane per day. We estimate that we will need a total of $9.6 million in investment and working capital to overhaul, expand and relocate the Sugar Mill, acquire the distillery and conduct operations at the mill and distillery through the third quarter of 2009. We are currently in the site selection process for the location of the Sugar Mill. This process has taken longer than anticipated, and there will likely be some delay in the commencement of operations as a result.

On December 4, 2007 we entered into an agreement with an advisor to the Company, for his services in providing us with a plan for us to hire a contractor to dismantle, repair and overhaul the equipment from the Sugar Mill. He will also provide us with engineering studies in order to determine the maximum capacity of sugar cane processing of the Sugar Mill and to establish the process layout and technical specifications that will be required for new machinery and equipments.

On February 27, 2008, Stratos Peru entered into an agreement with Panka S.A.C. to provide us with a basic engineering plan and new layout of the Sugar Mill after the overhauling of the Sugar Mill. Panka S.A.C. has delivered preliminary reports that identify the machinery standards that would be required for this process to be successful.

On March 12, 2008, Stratos Peru entered into an agreement, the CWE Agreement, CWE Engineering & Supply S.A.C., or CWE, or CWE.  The CWE Agreement relates to the relocation of the Sugar Mill to the Industrial Lot, as described below, that we have obtained the rights to in the Lambayeque region. Under the terms of the CWE Agreement, we engaged CWE to clean, remove and disassemble equipment located at the Sugar Mill.   We have agreed to pay CWE a service fee of approximately $150,000, payable in installments.  In connection with the payment of the service fee, CWE issued two promissory notes in favor of Stratos Peru, each in the amount of $8,330 pursuant to which Stratos Peru could collect such amount in the event that CWE did not complete the project according to the timetable. The Notes had a due date of May 22, 2008; however, Stratos Peru never exercised its rights under the Notes.  The CWE Agreement terminated on June 9, 2008 and we are negotiating a new agreement with CWE to complete the project.

Also on March 12, 2008, we retained a consultant to provide us with architectural services relating to the Sugar Mill, including the technical specifications relating to the architecture of the Sugar Mill and any related property regulations.

In March 2008, we began the dismantling of all of the equipment. We anticipate that the dismantling will be complete by the first quarter of 2009.

After modifying and expanding the Sugar Mill, we plan to use approximately 40% of its capacity to produce raw sugar to be sold in the local wholesale markets, and 60% of its capacity to produce an estimated 4.8 million gallons of ethanol a year.

Land Sourcing

The second component of Phase I will be to secure land for sugarcane production from three potential sources: small and medium private land lots; peasant community land lots; and state owned land lots. The most important factors in locating land suitable for sugarcane production are water supply, soil composition, climate, distance from the Sugar Mill and access to roads and other services.

We plan to acquire land holdings of at least 48,000 hectares in order to fulfill the needs of operations in Phase II. On May 3, 2008, we entered into a lease with an unaffiliated third party in order to obtain the rights to use 24,000 hectares of undeveloped land in Peru, of which 15,000 hectares are plantable land. On November 8, 2008, we entered into an addendum to this lease which gives us the right to plant on all 24,000 of those hectares, rather than just 15,000.

Field Installment

The third component, as part of our main objective to be the market leader in sustainable low-cost ethanol production, will be to take advantage of our “greenfield” position to use only sophisticated crop management techniques to ensure maximum yield with high sucrose and inverted sugar content. We believe that the Peruvian coast is ideal for these modern farming techniques, as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed.  To ensure the maximum benefit from the genetically cleaned sugar varieties that we intend to install on our comparatively low-cost land, significant investment will go into channeling water to the sites from national irrigation projects and on field irrigation installation with back-up water supply, and land preparation to ensure the longevity and productivity of the fields which includes grading, leveling, initial nutrient and organic material installation, and field layout.

We plan to draw water directly from underground aquifers, thereby avoiding difficult and often costly and labor-intensive efforts of using canals and/or pipelines. With a replenishing supply of water buildup underneath the plantation fields, feasibility studies have shown that there is ample water supply to support our planned operations. Wells will be dug to test the water and determine the best method for accessing it.

Booker and Tate has conducted an initial reconnaissance survey of our plant sites and is engaged in discussions with us to perform additional services for us.

Conducting feasibility studies and generating a business plan for Phase II

The final component of Phase I will initially involve hiring consultants to conduct a feasibility study based on the information provided by our land sourcing efforts. The study will focus on generating cost estimates and designs based on analyzing the climactic, water, soil, topography and irrigation characteristics of the properties identified by our land sourcing team. Following the completion of the feasibility study, we will create a comprehensive business plan for Phase II consisting of an overview of the industry, a market analysis, competitive analysis, marketing plan, management plan and financial plan.

We have evaluated a component of our business plan which previously contemplated breeding our own sugarcane plantlets. In order to reduce the expenditures associated with establishing a sugarcane seendling nursery, we have decided to use existing breeds with effective history results of sugarcane, rather than genetically engineering the breeds.

Our goal is to have all of the components of Phase I completed by the third quarter of 2009 so that we can begin executing Phase II.

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

Stage One

During the first stage, which will begin in the fourth quarter of 2009, we plan to prepare and plant sugarcane on 24,000 hectares of land located along the northern Peruvian coast, and will conduct the required feasibility studies for the additional 24,000 hectares of land.  We estimate that the total cost for Stage One will be approximately $400 million.

Stage Two

During the second stage, which will begin in the third quarter of 2011, we plan to plant the second 24,000 hectares of land located along the northern Peruvian coast. We estimate that the total cost for this stage will be approximately $355 million.

The cost estimates above for Phase II include VAT (value added tax) which is charged at a standard rate of 19%. In the future, the Company will obtain income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations.

Trends and Uncertainties

Our future growth will be dependent initially on our ability to establish reliable sources of sugarcane for the operation of the Sugar Mill, and going forward, on our ability to develop our own supplies of sugarcane. Additionally, we must be successful in establishing our land sourcing program in order to allow us to develop a consistent, reliable and cost-effective long-term supply of sugarcane.

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We expect to increase our operating expenses over the coming years. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $37 million. Furthermore, we estimate that we will need over an additional $700 million to fund our expansion during the course of Phase II of our operations, which is set to commence during 2009 and continue for five years thereafter.

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

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations for our fiscal year ended December 31, 2008.

Given that we are a development stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including our ability to manage our expected growth, complete construction of our proposed plant and commence operations. We can offer no assurance that our company will generate cash flows sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

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

Historically, we have met our immediate and long-term financial requirements primarily through the sale of common stock and other convertible equity securities. From February 27, 2007 (inception) and through September 30 of 2008, we conducted the following private placements of our securities:

Private Placement of Common Stock

From October 8, 2007 to June 26, 2008 we conducted a private placement of our securities, or Private Placement. Pursuant to this Private Placement, on November 14, 2007, we issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. We raised $1,866,760 aggregate gross proceeds in connection with the Private Placement. We sold to investors each share of common stock at $0.70 per share. The fair value of the warrants amounted to $352,268. We computed the fair value using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 5.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On March 7, 2008 we received proceeds of $1,587,447 from the Private Placement. Pursuant to this financing, we issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $294,360. We computed the fair value using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest of 3.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On June 26, 2008, we received proceeds of $100,000 from the Private Placement, pursuant to which we issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $37,488. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%; and (3) risk free interest of 3.44%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

  Series A Preferred Stock Private Placement

On November 14, 2007 we completed a Series A private placement, or Series A Private Placement, pursuant to which we issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. We raised $5,000,000 in gross proceeds in connection with the Series A Private Placement. We sold each share of Series A Preferred Stock at $0.70 per share. The warrants expire five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. Our Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%, (3) risk free interest of 5.0% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one-to-one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $471,765. The beneficial conversion feature is considered a deemed dividend, however, since the Company has an accumulated deficit there would be no effect on the consolidated stockholders’ equity.

Subsequent to September 30, 2008, the Company issued 829,081 shares of common stock as part of the cashless exercise of MA Green’s 1,785,714 warrants.

On April 18, 2008, we completed a private placement of our Series A Preferred Stock, or the Grey K Private Placement, to three accredited investors, Grey K LP, a Delaware limited partnership, Grey K Offshore Fund, Ltd., a Cayman Island exempt company, and Grey K Offshore Leveraged Fund, Ltd., a Cayman Islands exempt company, collectively referred to herein as “Grey K”, consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five-year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with the Grey K Private Placement, we received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses.

The fair value of the 357,143 warrants issued with the Grey K Private Placement was $142,166. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%, (3) risk free interest of 2.35% and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $145,854. The beneficial conversion feature is considered a deemed dividend, however, since the Company has an accumulated deficit there would be no effect on the consolidated stockholders’ equity.

Bridge Financing

We entered into a Note and Warrant Purchase Agreement on November 14, 2007, or Bridge Financing, with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. We raised approximately $3.0 million aggregate gross proceeds in connection with the Bridge Financing. The warrants will expire three (3) years from the closing date of Bridge Financing.

During the nine months ended September 30, 2008, we made principal re-payments in the total amount of $2,798,000 towards the $3,048,000 convertible promissory notes. For the nine months ended September 30, 2008, we paid $620,135 related to the interest and premium. For the nine months ended September 30, 2008, we issued 357,143 shares of common stock in the Company for the principal conversion of $250,000, issued 703,407 shares of common stock in the Company for the conversion of interest and premium of $492,385, and issued 106,055 shares of common stock in the Company for the 10% share conversion premium of $74,239. As of September 30, 2008, all principal, interest and premium have been paid.

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

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into our units at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of our common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

Convertible Note Financing

Between May 23, 2008 and July 18, 2008, we issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to unaffiliated third party investors. We received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes mature six months from issuance and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25 million is not raised by us on or before the applicable maturity date, we will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, we will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date; provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders choose to be repaid in cash on maturity date. The note holders will have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), we will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, we completed a financing pursuant to which the Company issued a secured convertible promissory note, in the principal amount of $2,000,000, and warrants to purchase up to 714,286 shares of our common stock, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership. We received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. We are using the proceeds as working capital. The note matures on December 31, 2009 or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 12% per annum, payable in full at the maturity date.

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

The note is secured by 100% of the shares we hold in our wholly owned U.S. subsidiary and our two Peruvian subsidiaries.

Issuance of $5,000,000 Unsecured Convertible Promissory Note

On August 27, 2008, we completed a financing pursuant to which we issued an unsecured convertible promissory note in the principal amount of $5,000,000, and warrants to purchase up to 2,500,000 shares of our common stock, to an unaffiliated accredited investor. We received gross proceeds of $5,000,000, less placement fees of 10% of the principal amount of the note and other expenses. In connection with this financing, we also issued warrants to purchase 357,143 shares of our common stock to a finder. The warrants were valued at $186,747 using the Black-Scholes option pricing model and are included in the debt issuance costs on the accompanying consolidated financial statements. We are using the proceeds as working capital. The note matures on December 31, 2009, or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 10% per annum, payable in full at the maturity date.

We may prepay the note in whole, but not in part, from time to time. If we prepay the note more than 30 days prior to the maturity date, the Company has agreed to pay the note holder a prepayment fee equal to 15% of the sum of the principal amount of the note and all accrued and unpaid interest. Upon the occurrence of any event of default, all amounts owing to the note holder under the note become due and payable in full.

At any time prior to payment in full of the note, the note holder has the option to convert any or all of the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of our common stock at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of our securities at a price less than $0.70 per share, the conversion price will be subject to adjustment.

So long as the note is outstanding, we are restricted from incurring certain items of debt without the prior written consent of the holders a majority of the then outstanding aggregate unpaid principal amount of the note (plus any other additional notes of the same series which may be issued in the future, if at all, in the aggregate amount of up to $10,000,000).

The warrants may be exercised at any time from and after the date commencing February 27, 2009 and through and including August 27, 2013. The warrants have an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, we sell securities below the stated conversion price of the note. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision.

We also agreed to provide piggyback registration rights with respect to the shares to be issued upon conversion, pursuant to which we will use our best efforts to register such shares in the event that it proposes to register any of its securities under the Securities Act.

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

Off-Balance Sheet Arrangements

Our company has no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our Company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or (“FASB”) issued SFAS No. 141 (Revised 2007 (“SFAS 141R”)), “Business Combinations.” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. Also, SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not anticipate the adoption of SFAS 160 will have a significant impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008, and the Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of FSP EITF 07-3 on its consolidated financial statements.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the consolidated financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued FSP SFAS 142-3 “Determination of the useful life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP SFAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP SFAS No.142-3 will have on its consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).” The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the quarter ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement of Common Stock and Warrants

On March 7, 2008 we received proceeds of $1,587,447 from the Private Placement. Pursuant to this financing, we issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. On June 26, 2008, we received proceeds of $100,000 from the Private Placement, pursuant to which we issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The warrants have a “cashless” exercise provision, expire five years from the date of issuance, and are exercisable at $0.75 per share, subject to adjustment under certain circumstances. The common stock and warrants issued in connection with this financing were not registered under the Securities Act and were issued in reliance upon exemptions set forth in Section 4(2), Regulation D and/or Regulation S of the Securities Act. Our determination with regard to the applicable exemptions from registration was based on the representations of the investors, which included, in pertinent part, that such investors were either: (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as such term is defined in Rule 902(k) of Regulation S under the Securities Act, and that the investors understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Private Placement of Series A Preferred Stock and Warrants

On April 18, 2008, we completed a private placement of our Series A Preferred Stock to Grey K, consisting of the sale of an aggregate of 1,428,572 shares of Series A preferred stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five (5) year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants. In connection with this private placement, we received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses. We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

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

The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into our units at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of our common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision. We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Unsecured Convertible Note Financing

Between May 23, 2008 and July 18, 2008, we issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to unaffiliated third party investors. We received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes mature six months from issuance and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25 million is not raised by us on or before the applicable maturity date, we will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, we will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date; provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders choose to be repaid in cash on maturity date. The note holders will have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), we will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision. We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, we completed a financing pursuant to which the Company issued a secured convertible promissory note, in the principal amount of $2,000,000, and warrants to purchase up to 714,286 shares of our common stock, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership. We received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. We are using the proceeds as working capital. The note matures on December 31, 2009 or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 12% per annum, payable in full at the maturity date.

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

We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Issuance of $5,000,000 Secured Convertible Promissory Note

On August 27, 2008, we completed a financing pursuant to which we issued an unsecured convertible promissory note in the principal amount of $5,000,000, and warrants to purchase up to 2,500,000 shares of our common stock, to an unaffiliated accredited investor. We received gross proceeds of $5,000,000, less placement fees of 10% of the principal amount of the note and other expenses. In connection with this financing, we also issued warrants to purchase 357,143 shares of our common stock to a finder. The warrants were valued at $186,747 using the Black-Scholes option pricing model and are included in the debt issuance costs on the accompanying consolidated financial statements. We are using the proceeds as working capital. The note matures on December 31, 2009, or if the note holder elects to accelerate the maturity date, July 23, 2009. The note bears interest at the rate of 10% per annum, payable in full at the maturity date.

We may prepay the note in whole, but not in part, from time to time. If we prepay the note more than 30 days prior to the maturity date, the Company has agreed to pay the note holder a prepayment fee equal to 15% of the sum of the principal amount of the note and all accrued and unpaid interest. Upon the occurrence of any event of default, all amounts owing to the note holder under the note become due and payable in full.

At any time prior to payment in full of the note, the note holder has the option to convert any or all of the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of our common stock at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of our securities at a price less than $0.70 per share, the conversion price will be subject to adjustment.

So long as the note is outstanding, we are restricted from incurring certain items of debt without the prior written consent of the holders a majority of the then outstanding aggregate unpaid principal amount of the note (plus any other additional notes of the same series which may be issued in the future, if at all, in the aggregate amount of up to $10,000,000).

The warrants may be exercised at any time from and after the date commencing February 27, 2009 and through and including August 27, 2013. The warrants have an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, we sell securities below the stated conversion price of the note. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision.

We also agreed to provide piggyback registration rights with respect to the shares to be issued upon conversion, pursuant to which we will use our best efforts to register such shares in the event that it proposes to register any of its securities under the Securities Act.

We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the nine months ended September 30, 2008.

Item 5. Other Information

We entered into an employment agreement with Steven Magami for his services as our Chairman of the Board of Directors, effective May 15, 2008. The term of the agreement is for two years, ending on May 14, 2010, with automatic renewals of one year periods, subject to termination with 90 days notice by us or by Mr. Magami. Pursuant to the terms of the agreement, we have agreed to pay Mr. Magami an annual salary of $250,000. In addition to his annual salary, Mr. Magami will be eligible for a bonus to be determined for each $50,000,000 of capital raised by us from November 14, 2007 through the term of his agreement.

We entered into an employment agreement with Tom Snyder for his services as our President, effective May 5, 2008. The term of the agreement is for two years, ending on May 5, 2010. The agreement provides for automatic renewals of one year periods, subject to termination with 90 days notice by us or by Mr. Snyder. Pursuant to the terms of the agreement, we have agreed to pay Mr. Snyder an annual base salary of $250,000. Mr. Snyder will also receive a bonus of $250,000 on each anniversary date of this agreement, for so long as Mr. Snyder is employed by us. Mr. Snyder will also be eligible for additional incentive bonus amounts based on performance to be determined by our Board of Directors and its compensation committee. Mr. Snyder will also be provided with other executive benefits, including reimbursement on business travel expenses, an apartment for his use while in Peru, and reasonable attorney and accounting fees in connection with his duties as President. Finally, Mr. Snyder will be entitled to participate in employee fringe benefits, health insurance, life insurance and other programs which we may adopt from time to time.

We entered into an employment agreement with Steve Norris for his services as our Vice-Chairman of the Board of Directors, effective August 27, 2008. The term of the agreement is for two years, ending on August 27, 2010. We have agreed to pay Mr. Norris an annual salary of $180,000. Mr. Norris will also be eligible for bonus amounts as may be determined by our Board of Directors and its compensation committee. Mr. Norris will also be provided with other executive benefits, including reimbursement on reasonable and customary business expenses.

Our Board of Directors approved of Mr. Snyder and Mr. Norris’ agreements at its October 5, 2008 Board of Directors Meeting, and also adopted a compensation plan, pursuant to which each of our non-employee directors will receive $5,000 per month for their service on the board.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of the periodic report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: November 13, 2008	By:	/s/ Tom Snyder
Tom Snyder,
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Julio Cesar Alonso
Julio Cesar Alonso,
Chief Financial Officer