Form 10-Q/A
period 2008-09-30
Stratos Renewables CORP
filed 2008-12-03
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Stratos Renewables Corporation (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 14, 2008 (the “Original Filing”). This Amendment corrects a typographical error appearing on the cover page of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. All other disclosures and exhibits as filed in the Original Filing are hereby incorporated by reference as to such. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission.

There are no other changes to the Original Filing, other than those outlined in this document. This Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update the disclosure therein in any way other tan as required to reflect the amendment set forth below.

Item 6. Exhibits

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

(1) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: December 2, 2008	By:	/s/ Tom Snyder
Tom Snyder,
President and Chief Executive Officer

Date: December 2, 2008	By:	/s/ Julio Cesar Alonso
Julio Cesar Alonso,
Chief Financial Officer