Form 10-K
period 2008-12-31
Stratos Renewables CORP
filed 2009-04-15
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-50903

STRATOS RENEWABLES CORPORATION
((Exact name of registrant as specified in its charter)

Nevada	20-1699126
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

9440 Santa Monica Blvd., Suite 401
Beverly Hills, California	90210
Address of principal executive offices	Zip Code
(310) 402-5901
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐                   Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2008) was approximately $45.5 million (based on 26,775,321 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 64,202,661 shares as of March 31, 2009.

STRATOS RENEWABLES CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Stratos Renewables Corporation (together with its subsidiary, Stratos del Peru S.A.C., hereinafter referred to as “we,” “us,” “our,” “our Company” or “Stratos”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

Stratos Renewables Corporation, or Stratos, is a development stage company. Through our wholly-owned subsidiaries, we intend to engage in the production, processing and distribution of sugarcane ethanol in Peru (as described in more detail below). Sugarcane ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel. It can be blended with gasoline in varying quantities up to pure ethanol.  Ethanol is blended into more than fifty percent (50%) of the gasoline sold in the U.S., typically as a blend of ten percent (10%) ethanol and ninety percent (90%) gasoline, as reported by the Renewables Fuels Association in their Ethanol Industry Outlook 2008, or RFA 2008 Outlook. This blend, known as E10, is mandated in some states where auto emissions may reach harmful levels.

In the last year, controversies have surrounded the ethanol industry, mainly from the corn based ethanol producers. Studies on corn ethanol published in, among other sources, Science Magazine, and recent news about the delays in the openings of corn ethanol facilities are mounting. The consensus in many of these reports is that the greenhouse gas benefits of ethanol have been greatly overstated, particularly when the derivative feedstock is corn. Authors of these studies argue that the energy-intensive nature of corn production, government subsidies, and the climate impacts of land use for corn-based ethanol production render the overall environmental benefits of ethanol to a minimum. our business model differentiates us from this as our ethanol production will be from 100% Peruvian high yield sugarcane grown in desert lands, which currently remains the only actively used renewable fuel source that reduces carbon emissions by more than it takes to produce the fuel, and due to the yields, it is nineteen (19) times more efficient than corn.

We are currently in the development stage of becoming the first-to-market sugarcane ethanol producer in Peru. Stratos plans to utilize the country's underdeveloped northern coastal region to cultivate and harvest its sugarcane in order to offer competitive industry, environmental and economic advantages of low-cost, and high-yield sugarcane ethanol production. An added advantage to developing ethanol in Peru is that it is not subject to the U.S. import tariff incurred by Brazilian-exported ethanol.

Sugarcane ethanol production is far less costly as it requires fewer steps during the production process. It is also significantly more efficient than production from corn and thus has a lower greenhouse gas profile. This is why "advanced biofuels" like efficient sugarcane ethanol are given special preference under the Renewable Fuels Standard (“RFS”) recently signed into law in the United States. The RFS requires consumption of 36 billion gallons of renewable fuels by 2022 - up from about 7 billion gallons a year ago - with a minimum of 5 billion gallons coming from "advanced biofuels."

 Business Plan

We intend to be a vertically integrated sugarcane ethanol producer in Peru, committed to becoming the lowest cost producer of ethanol globally. We believe Peru has ideal growing conditions for sugarcane, allowing year-round production which results in among the highest yields of sugarcane in the world. In addition, Peru's economic growth and expansion, as illustrated by recent exponential growth in foreign direct investment and GDP growth over the last five years, adds to Peru's promise as an attractive location for the development of sugarcane plantations and production of ethanol. Investment-grade credit ratings were recently assigned to Peru's long-term foreign and local currency debt and, according to recent reports from several top financial institutions, the Free Trade Agreement struck between the U.S. and Peru is expected to attract additional investment and contribute to continued economic growth.

For our Phase I, we will be producing and exporting up to 180,000 liters of industrial grade ethanol per day from our Estrella del Norte (EDN1), which was overhauled for increased production of 2,300 tons of cane per day (“tcd”). To accomplish this objective, we have in place five-year term sugarcane purchase agreements from two local third party suppliers with fixed prices and required sugarcane yields. On Phase II we intend to produce approximately 90% of the sugarcane and will purchase the remaining 10% from local unaffiliated third party suppliers. We believe we can produce at least 145 tons of sugarcane per hectare per year, nearly twice the average production per hectare in Brazil, the world’s largest sugarcane ethanol producer. (One hectare is equivalent to approximately 2.47 acres).

We believe that we have the resources to become one of the lowest cost sugarcane ethanol producers in the world for the following reasons:

•
Peru has a comparative advantage in sugarcane production. According to the Food and Agriculture Organization of the UN (“FAO”), Peru’s average sugarcane yield per hectare per year was the fifth highest in the world in 2006.  With the use of our technology and team of specialists, we anticipate being able to leverage Peru’s comparative advantage into a competitive edge, significantly reducing our cost of production.  We believe we can produce ethanol at US $0.58 per gallon.

•	Peru’s land prices are lower than in Brazil, and are a fraction of land prices in developed countries producing fuel ethanol based on other feedstock.

•
Transportation costs will be dramatically lower than Brazil due to the coastal location of our land and proposed operations, in addition to its proximity to the Pan-American Highway.  We expect to deliver to the ports at $0.01 per liter.

We have tariff-free access to the U.S. market.

•
We intend to take advantage of the recently signed Trade Promotion Agreement between the United States and Peru, or the Free Trade Agreement. Pursuant to the Free Trade Agreement, our fuel exports to the U.S., which we expect to be our main export market, will not be subject to the $0.54 per gallon import tariff and 2.5% ad valorem tax imposed on Brazilian fuel ethanol exports to the U.S.

We will utilize vertical integration and economies of scale, thereby lowering the cost of production.

•
In order to take advantage of economies of scale, and avoid the hold-up problems, due to the nature of assets in the sugarcane ethanol cluster (relationship-specific assets), we will be a vertically integrated producer.

•	We intend to have a high volume of production (estimated to be 180 million gallons of fuel ethanol per year) by 2014, hence benefiting from economies of scale.

We plan to secure land belonging to the extensive and under utilized peasant communities along the northern coast.

Our business plan consists of two phases. Phase I will primarily be focused on establishing, expanding and operating our initial ethanol production facilities and developing our infrastructure.  Phase II will primarily be focused on developing and expanding our operations in strategic locations.

Phase I

Phase I of our business plan is comprised of four components:

•	Mill and distillery acquisition, expansion and modification.

•	Land sourcing.

•	Field installment.

•	Conducting feasibility studies and generating a business plan for Phase II.

Mill and distillery acquisition, expansion and modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru, or the Sugar Mill.    Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the Sugar Mill. On July 1, 2008, we we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for the Company to use as working capital. The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date.  Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

We are in the process of relocating the Sugar Mill to a better and more strategic location near the Pan-American Highway, and we plan to acquire and install a distillery unit to adjoin it for the production of Industrial Grade Alcohol also known as ethanol. Additionally, we plan to upgrade the Sugar Mill’s crushing capacity of sugarcane from 750 tons to 2,300 tons of sugarcane per day. After modifying, expanding and including the new distillery to the Sugar Mill, we plan to use 100% of its capacity to produce industrial grade ethanol to be exported to the European markets with an estimated 16 million gallons of ethanol per year in its maximum capacity.

Land Sourcing

The second component of Phase I will be to secure land for sugarcane production from three potential sources:

•	Small and medium private land lots.
•	Peasant community land lots.
•	State owned land lots.

The most important factors in locating land suitable for sugarcane production are

•	Water supply.
•	Soil composition.
•	Climate.
•	Distance from the Sugar Mill.
•	Access to roads and other services.

We plan to acquire land holdings of at least 48,000 hectares in order to fulfill the needs of operations in Phase II.  On May 3, 2008, we entered into a lease agreement with an unaffiliated third party in order to obtain the rights to use 24,000 hectares of undeveloped land in Peru, of which 15,000 hectares are plantable land.  On November 8, 2008, we entered into an addendum to this lease agreement which gives us the right to plant on all 24,000 hectares, rather than just 15,000.

Field Installment

We believe that the Peruvian coast is ideal for these modern farming techniques, as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed. As part of our “greenfield” strategy, we intend to use the following crop management techniques to ensure maximum yield with high sucrose and inverted sugar content:

•	Channeling water to the sites from national irrigation projects.
•	Field irrigation installation with back-up water supply.
•	Land preparation to ensure the longevity and productivity of the fields which includes grading, leveling, initial nutrient and organic material installation, and field layout.
•	Draw water directly from underground aquifers, thereby avoiding difficult and often costly and labor-intensive efforts of using canals and/or pipelines.

With a replenishing supply of water buildup underneath the proposed plantation fields, our feasibility studies have shown that there is ample water supply to support our planned operations.  Wells will be dug to test the water and determine the best method for access to it.

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

Our goal is to have all of the components of Phase I fully operative by the second quarter of 2010, so that we can begin executing Phase II.

Phase II

Phase II of our business plan will consist of our expansion in strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we need to secure over an additional $755 million ($634 million net of 19% Peruvian value added tax “VAT”, which will be recuperated on a monthly basis when we are fully operative and generating revenues) in order to plant sugarcane on 48,000 hectares of raw land, and acquire and operate a total of four mills with attached ethanol distilleries, with expandable capacities and distribution port infrastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day, and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II in 2010. The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies and social environment. We plan to establish the four locations in two stages.

Stage One

During the first stage, which we anticipate will begin in the second quarter of 2010, we plan to prepare and plant sugarcane on 24,000 hectares of land located along the northern Peruvian coast, and will conduct the required feasibility studies for the additional 24,000 hectares of land from the second stage.  We anticipate that the first 90 million gallons per year, or MGY, Ethanol Facility (EDN2 and EDN3) will be fully operative by the third quarter of 2011. We estimate that the total cost for Stage One will be approximately $400 million ($336 million net of 19% Peruvian VAT).

Stage Two

During the second stage, which we anticipate will begin in the second quarter of 2012, we plan to plant the second 24,000 hectares of land located along the northern Peruvian coast. We anticipate that the second 90 MGY Ethanol Facility (EDN4 and EDN5) will be fully operative by the third quarter of 2013. We estimate that the total cost for this stage will be approximately $355 million ($298 million net of 19% Peruvian VAT).

Ethanol

Overview

Recent studies have demonstrated that ethanol is a clean burning biofuel produced from renewable sources, and can be grown year after year. In its most basic form, ethanol is a grain alcohol and can be produced from sources such as corn and sugar. Pure ethanol is normally not used as a replacement for gasoline, but the integration of percentages ranging from 2% to 85% ethanol into a gasoline supply has the potential to cut down on not only the amount of fossil oil consumed, but also on the emissions generated by the burning of that fuel. Studies indicate that the use of ethanol significantly reduces harmful exhaust emissions, which contribute to global warming. According to a recent United Nations report, biofuels will account for up to 25% of the world's energy needs by 2025.

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

The use of ethanol has been reported to have numerous significant long-term environmental benefits, including the following:

·	Ethanol is a renewable fuel made from plants;
·	Ethanol is not a fossil-fuel, and therefore, burning it does not increase the greenhouse effect;
·	Ethanol can be used to increase octane at low cost as an alternative to harmful fuel additives;
·	As an octane enhancer, ethanol is reported to reduce emissions of cancer-causing benzene and butadiene;
·	Ethanol is biodegradable without harmful effects on the environment;
·	Ethanol’s high oxygen content reduces carbon monoxide levels more than any other oxygenate, by up to 25-30%, according to the U.S. Environmental Protection Agency;
·	Ethanol is reported to reduce net carbon dioxide emissions;
·	Ethanol blends are reported to reduce emissions of hydrocarbons, a large contributor to the depletion of the ozone layer;
·	High-level ethanol blends are reported to reduce nitrogen oxide emissions;
·	High-level ethanol blends are reported to reduce emissions of volatile organic compounds, or VOCs, a major source of ground-level ozone formation; and
·	Sulphur dioxide and particulate matter emissions decrease through the use of ethanol.

Ethanol can be produced from a variety of raw materials, or feedstock, and processes. There are two general types of ethanol:

•	Synthetic ethanol, which is derived from crude oil or gas and coal; and
•	Bioethanol, which is distilled from grains, molasses, fruit, cellulose, sugarcane juice and from numerous other natural sources.

Regardless of the production process, synthetic ethanol and bioethanol are chemically identical.

Ethanol as a gasoline additive

Oxygen causes gasoline to burn more completely. Because ethanol contains 35% oxygen, when added to gasoline, it serves as an oxygenate that improves fuel combustion and reduces tailpipe emissions. Other fuel additives, such as MTBE (methyl tertiary-butyl ether), are not as effective as ethanol. It requires approximately twice the amount of the fuel additive MTBE to obtain the same level of oxygenation in gasoline as ethanol. Thus, gasoline blended with ethanol produces fewer emissions than gasoline blended with MTBE. Additionally, since it was discovered that MTBE contributes to groundwater contamination, MTBE has been phased out in 17 states in the United States, thereby increasing the demand for alternative means of increasing octane levels. Blending high octane content ethanol with lower grade gasoline can increase the overall octane rating of gasoline, allowing it to be sold as a higher octane premium blend.

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

The Ethanol Production Process

Technologically, the process of producing ethanol from sugar is simpler than converting corn into ethanol. Converting corn into ethanol requires additional cooking and the application of enzymes, whereas the conversion of sugar primarily requires only a yeast fermentation process and the removal of water. The energy requirement for converting sugar into ethanol is about half that of corn.

The sugarcane ethanol production process begins with cultivating and harvesting sugarcane at a cane field. The cane is then processed at a sugar mill, where the cane stalks are shredded and crushed to extract the cane juice. The byproducts of the juice extraction process are cane molasses and bagasse. Sugarcane molasses is used in the production of alcohol beverages, fuel alcohol and for direct human consumption. Bagasse can be used to produce steam and generate electricity within the plant, and also can be sold to paper and cardboard industries. Excess electricity produced can be sold to utility grids.

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

In the last few years, several other countries increased biofuel usage targets and mandates. Currently, biofuel blending mandates exist in at least fifteen countries at the national or regional and state level. Countries with mandates at the national level include Brazil, Colombia, Germany, France, Philippines, Thailand, and the United States (under the federal RFS). Countries with regional mandates include India (nine states plus four federal territories), China (nine provinces and certain cities), Canada (the provinces of Saskatchewan and Ontario) and the United States (Hawaii, Iowa, Louisiana, Minnesota, Missouri, Montana, and Washington). In Peru, all gasoline must contain 7.8% of fuel ethanol starting on January 1, 2010. The state-owned oil company, Petroperu, projects fuel ethanol demand of 22.6 million gallons per year in 2010 as reported at the F.O. Licht 4th Annual Conference, “Sugar and Ethanol Brazil.”

In the short to mid-term future, we believe that worldwide fuel ethanol consumption will increase as a result of additional blending mandates prompted by the rapidly growing fleet of flexible fuel vehicles, which are vehicles that can efficiently use different types of fuel.

Supply

In 2007, world production of fuel ethanol is estimated at nearly 13 billion gallons by the Food and Agricultural Policy Research Institute. The United States is now the world’s largest producer of fuel ethanol (6.5 billion gallons in 2007), surpassing Brazil (5.0 billion gallons in 2007), which historically has dominated fuel ethanol production, as reported by the RFA 2008 Outlook.

The primary feedstock which are used for fuel ethanol production vary from country to country. According to a report entitled, The Emerging Biofuels Market: Trade and Development Implications from 2006, Brazil produces fuel ethanol primarily from sugarcane, the United States and China use corn as the primary feedstock, and India produces ethanol mainly from molasses (a co-product in the manufacturing sugar industry).

 According to the Food and Agricultural Policy Research Institute’s reports on World Biofuels from 2007 and 2008, world net trade in ethanol increased by 46.1% in 2006 over 2005, followed by a decline in 2007 of 15.1%. As demand for ethanol increases in the future, world net trade was expected to increase 10.4% for year end 2008, and is projected to increase by 235% by 2017. However, as there is a clear trend of countries becoming self sufficient in the ethanol markets, world export growth rates are expected to decrease even though supply and demand growth rates continue to increase.

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

Feedstock

We believe that our low cost feedstock business plan will give us a significant competitive advantage. Feedstock accounts for 70% to 80% of overall ethanol production costs. Feedstock costs are a function of land availability and field production costs, crop productivity, fermentable sugars/sucrose content (in case of sugar crops) and industrial conversion ratios.

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

Profitable feedstock production is also dependent, in part, upon obtaining a reliable permanent source of raw materials. Most of the profitable sugar based ethanol businesses worldwide are based on integrated plantation models that are able to provide feedstock at less than the market price demanded from third party growers.

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

Consumer trends

The International Energy Agency has estimated that recent policy initiatives, if fully implemented, could result in Biofuels (mainly ethanol) displacing up to 5% of the worldwide motor gasoline use by 2010. In OECD (Organization for Economic Co-operation and Development) regions, most of this production would likely be from conventional ethanol produced from grain feedstock, such as corn and wheat. While ethanol produced from grain feedstock can provide important benefits, production costs of using corn and wheat are generally high and reductions in fossil energy use and CO2 emissions are modest. Ethanol production in the southern hemisphere (Brazil and Peru) primarily utilizes sugar crops, which are more efficient in reducing greenhouse gas emissions.

New technologies

The increasing use and demand for ethanol is also an incentive to promote advances in biotechnology, particularly in the biomass-to-ethanol sector. New technologies in sugarcane production, such as precision agriculture, energy efficient irrigation systems, genetically modified seeds and integrated harvesting and transport systems, could be adapted to lower sugarcane and sugar beet production costs. In addition, advanced processing technologies, such as increased use of industrial automation, new separation processes, higher sucrose recovery and higher fermentation productivity, could be adopted to lower the processing costs of converting sugarcane into ethanol.

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

Sugarcane Suppliers

During Phase I, we will purchase 100% of the sugarcane to be used at the Sugar Mill and Distillery from third party growers. During Phase II, we expect to grow and cultivate 90% of the sugarcane needed for production. We currently have two purchase agreements for sugarcane supply with local unaffiliated third parties. These contracts include the cost of uncut sugarcane and the costs to cut, stow, lift and transport to the plant site.

Ethanol Off Takers

We currently have signed a 5 year off take agreement with an international distributor for industrial grade ethanol for the sale of 50,000,000 to 90,000,000 liters of industrial grade ethanol per year in European markets. We currently have no local Peruvian off takers. Once we are in production, we anticipate that our major local off takers will be Herco Combustibles S.A., Ocean Marine S.A.C. and PECSA (Peruana De Combustibles S.A.) which will be in charge of distributing industrial grade ethanol for the demand under the local mandates.

Research and Development

Our research and development expenditures will be focused primarily on the efficient production of sugarcane based fuel ethanol. During Phase I of our business plan, we expect to incur significant costs in implementing our seedling and compost programs and identifying and analyzing land sources for sugarcane production.

Intellectual Property

We have filed applications to register the trademarks of “Stratos Renewables Corporation” and “Stratos del Peru” in the United States Trademark Office and in the Peru Trademark Office. The applications are pending and are in good standing. Aside from these trademarks, we do not have any other patents, trademarks, service marks, trade names, copyrights or other exclusive intellectual property rights. We do not believe that any segment of our business is dependent upon any single or group of intellectual property rights.

Competition

We face substantial competition, particularly in the U.S. ethanol market, which we expect to be our main market. Many of our competitors have longer operating histories and significantly more resources than we do.

Suppliers

During Phase I, we will purchase 100% of the sugarcane to be used at the Sugar Mill and distillery from third party growers. During Phase II, we expect to grow and cultivate 90% of the sugarcane needed for production.

Employees

As of December 31, 2008, we had a workforce of twenty-eight full time employees, of which four are executives. Most of our employees are employed through a Peruvian Subsidiary except for Tom Snyder and Sanjay Pai. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

Item 2.  Description of Properties

Our principal executive offices are located at 9440 Santa Monica Blvd., Suite 401, Beverly Hills, California 90210.  We pay $3,000 per month to ARC Investment Partners, an affiliate of Steven Magami, our Chairman of the Board of Directors.

We lease offices in Lima, Peru for approximately $76,000 per year. The lease is a four year lease, which commenced in January 2008.

We lease offices in Chiclayo, Peru for approximately $13,000 per year.  The lease is a one year lease, which commenced in September 2008.

On June 19, 2008, we entered into a 99-year land lease agreement, expiring in 2107 for approximately 24,000 hectares of land in Peru.  The cost is approximately $192,000 for the first year, $240,000 after the first year until the initial harvest, and then $1,200,000 per year thereafter.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstances that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “SRNW.” Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented, as reported on Yahoo! Finance. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
Quarter Ended	High	Low
March 31, 2008	$1.90	$1.50
June 30, 2008	$1.90	$1.20
September 30, 2008	$1.80	$1.30
December 31, 2008	$1.40	$0.35

March 31, 2007	$0.0033	$0.0033
June 30, 2007	$0.0033	$0.0033
September 30, 2007	$0.0033	$0.0033
December 31, 2007	$1.75	$0.0033

On March 31, 2009, the closing sales price for our common stock was $0.23, as reported on Yahoo! Finance. As of March 31, 2009, there were approximately 115 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 64,202,661 outstanding shares of common stock.

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

We did not have any equity compensation plans in place as of December 31, 2008.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251. The phone number of the transfer agent is (480) 481-3940.

 Item 6.  Selected Consolidated Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Stratos Renewables Corporation, a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report.

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in this annual report.

Overview

Currently, we are a development stage company with no revenues from operations.  We intend to engage in the business of producing, processing and distributing sugarcane ethanol in Peru. Ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel.  We intend to utilize low-cost, locally grown sugarcane feedstock and service international markets, with a focus on the U.S., which allows for tariff-free exports.  We intend to eventually produce more than 90% of the sugarcane we process, and purchase the remaining 10% from local unaffiliated third party suppliers.  We are executing on a vertically integrated, disciplined, logistical strategy for production and expansion that is designed to reduce commodity price volatility and lead to competitively high yields.

Sugarcane Ethanol

Sugarcane ethanol is a clean burning, high-octane biofuel.  It is a renewable energy source and can be grown year after year.  Pure ethanol, a grain alcohol produced from sources such as corn and sugarcane, is not typically used as a replacement for gasoline.  Rather, anywhere from 10 – 85% ethanol can be integrated into a gasoline supply to reduce both oil consumption and fuel burning emissions that contribute to global warming.  Sugarcane has become a primary fuel source for Brazil, a country that has successfully weaned itself from dependency on foreign oil.  We believe that Peru is capable of growing up to twice the amount of sugarcane per hectare than an equivalent operation in Brazil (1 hectare is approximately equal to 2.5 acres).  Further, sugarcane produces up to seven times more per land mass than corn and sugarcane-based ethanol is currently the only biofuel that creates no “net carbon dioxide emissions.”

Peru

We believe that Peru is an attractive location for the cultivation, processing, distribution and use of alternative fuels.  Peru’s soil and agro-climate conditions allow for year-round sugarcane harvesting and high yields, as unlike uncontrolled climates in other countries where sugarcane is being cultivated, water and nutrient content can be managed using modern irrigation technology.

Land prices in Peru have historically been significantly less than the prices in developed countries currently producing other feedstock.  Reduced transportation costs for exporting and distribution are also available due to coastal access and proximity to the Pan-American Highway.

Peru is consistently ranked as one of the highest yield sugarcane producers in the world based on average yield per hectare.  We believe that Peru also has a constructive tax, regulatory and alternative energy-friendly legislative environment.  Additionally, investment-grade credit ratings were recently assigned to Peru’s long-term foreign and local currency debt.

Megatrends Driving the Market Opportunity

Environmental, geopolitical and economic macro forces are driving the biofuel market. We believe that these forces are generating an increasing interest in the biofuels as an efficient and effective way to reduce carbon footprints.

Current policy initiatives, if fully implemented, could result in biofuels (mainly ethanol) displacing motor gasoline use. With regulatory directives requiring a minimum level of ethanol content in gasoline, many countries have instituted initiatives including tax incentives and biofuel blending mandates to accelerate the rate of biofuel production. Currently these mandates exist in 15 countries at national, regional or state levels – including California. Peru has mandated that gasoline include 7.8% ethanol by 2010.  The U.S. Renewable Fuel Standard (“RFS”) mandates the use of 36 billion gallons of renewable fuels per year by 2022, and we believe that production is currently behind these mandated levels.

Sugarcane-based ethanol production enables countries that have existing sugar industries, such as Peru, to produce ethanol rather than sugar from sugarcane, reducing reliance on what has historically been a volatile sugar commodity market.  Brazil is currently the world’s largest producer of sugarcane ethanol.  Because we are able to harvest year round, we believe that we can produce at least 145 tons of sugarcane per hectare per year, approximately twice the average hectare in Brazil.  Given Peru’s low cost of production, free trade agreements with the U.S. and Canada, climatic advantages and available land, we believe ethanol production in Peru could displace portions of Brazil’s ethanol export market.

Plan of Operations

Our business plan consists of two phases. Phase I will be primarily focused on establishing, expanding and operating our initial ethanol production facilities and developing our infrastructure.  Phase II will be primarily focused on developing and expanding our operations in strategic locations.

Phase I

Phase I of our business plan is comprised of four components:

•	Mill and distillery acquisition, expansion and modification.

•	Land sourcing.

•	Field installment.

•	Conducting feasibility studies and generating a business plan for Phase II.

Mill and distillery acquisition, expansion and modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru, or the Sugar Mill.    Stratos Peru paid approximately $4.5 million plus a value added tax (“VAT”) of 19% to acquire the Sugar Mill. On July 1, 2008, we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for the Company to use as working capital. The note will mature on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date.  Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

We are in the process of relocating the Sugar Mill to a better and more strategic location near the Pan-American Highway, and we plan to acquire and install a distillery unit to adjoin it for the production of Industrial Grade Alcohol also known as ethanol. Additionally, we plan to upgrade the Sugar Mill’s crushing capacity of sugarcane from 750 tons to 2,300 tons of sugarcane per day. After modifying, expanding and including the new distillery to the Sugar Mill, we plan to use 100% of its capacity to produce industrial grade ethanol to be exported to the European markets with an estimated 16 million gallons of ethanol per year in its maximum capacity.

Land Sourcing

The second component of Phase I will be to secure land for sugarcane production from three potential sources:

•	Small and medium private land lots.
•	Peasant community land lots.
•	State owned land lots.

The most important factors in locating land suitable for sugarcane production are
•	Water supply.
•	Soil composition.
•	Climate.
•	Distance from the Sugar Mill.
•	Access to roads and other services.

We plan to acquire land holdings of at least 48,000 hectares in order to fulfill the needs of operations in Phase II.  On May 3, 2008, we entered into a lease agreement with an unaffiliated third party in order to obtain the rights to use 24,000 hectares of undeveloped land in Peru, of which 15,000 hectares are plantable land.  On November 8, 2008, we entered into an addendum to this lease agreement which gives us the right to plant on all 24,000 hectares, rather than just 15,000.

Field Installment

We believe that the Peruvian coast is ideal for these modern farming techniques, as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed. As part of our “greenfield” strategy, we intend to use the following crop management techniques to ensure maximum yield with high sucrose and inverted sugar content:

•	Channeling water to the sites from national irrigation projects.
•	Field irrigation installation with back-up water supply.

Land preparation to ensure the longevity and productivity of the fields which includes grading, leveling, initial nutrient and organic material installation, and field layout.

•	Draw water directly from underground aquifers, thereby avoiding difficult and often costly and labor-intensive efforts of using canals and/or pipelines.

With a replenishing supply of water buildup underneath the proposed plantation fields, our feasibility studies have shown that there is ample water supply to support our planned operations.  Wells will be dug to test the water and determine the best method for accessing to it.

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

Our goal is to have all of the components of Phase I fully operative by the second quarter of 2010, so that we can begin executing Phase II.  We anticipate that we will need approximately $14 million ($11.8 million net of 19% Peruvian VAT) of additional funding to complete Phase I.

Phase II

Phase II of our business plan will consist of our expansion in strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we need to secure over an additional $755 million ($634 million net of 19% Peruvian VAT) in order to plant sugarcane on 48,000 hectares of raw land, and acquire and operate a total of four mills with attached ethanol distilleries, with expandable capacities and distribution port infrastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day, and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II in 2010. The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies and social environment. We plan to establish the four locations in two stages.

Stage One

During the first stage, which we anticipate will begin in the second quarter of 2010, we plan to prepare and plant sugarcane on 24,000 hectares of land located along the northern Peruvian coast, and will conduct the required feasibility studies for the additional 24,000 hectares of land from the second stage.  We anticipate that the first 90 million gallons per year, or MGY, Ethanol Facility (EDN2 and EDN3) will be fully operative by the third quarter of 2011. We estimate that the total cost for Stage One will be approximately $400 million ($336 million net of 19% Peruvian VAT).

Stage Two

During the second stage, which we anticipate will begin in the second quarter of 2012, we plan to plant the second 24,000 hectares of land located along the northern Peruvian coast. We anticipate that the second 90 MGY Ethanol Facility (EDN4 and EDN5) will be fully operative by the third quarter of 2013. We estimate that the total cost for this stage will be approximately $355 million ($298 million net of 19% Peruvian VAT).

Trends and Uncertainties

Our future growth will be dependent initially on our ability to establish reliable sources of sugarcane for the operation of the Sugar Mill, and going forward, on our ability to develop our own supplies of sugarcane. Additionally, we must be successful in establishing seedling and land sourcing programs in order to allow us to develop a consistent, reliable and cost-effective long-term supply of sugarcane.

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $37 million ($31 million net of 19% Peruvian VAT). We estimate that we will need an additional $755 million ($634 million net of 19% Peruvian VAT) to fund our expansion during the course of Phase II of our operations, which is set to commence during 2009 and continue for five years thereafter.

We may not be able to obtain additional capital on terms favorable to us or at all. We have no agreements, commitments or understandings in place to secure this financing.

We expect to increase our operating expenses over the coming years, which are expected to be commensurate with the increased operations.

Most of our operations, including the Sugar Mill, the land we have obtained the rights to, and the land we propose to obtain the rights to on which to grow our sugarcane supplies, are located in Peru. Although we believe that conducting operations in Peru will provide us with significant competitive advantages, we will also be subject to risks not typically associated with ownership of a company in the United States.

Results of Operations

For the year ended December 31, 2008 vs. the period February 27, 2007 (date of inception) to December 31, 2007

The following table sets forth our expenses for the periods indicated:
		For the period
		February 27, 2007
	Year Ended	(date of inception)
	December 31,	To December 31,	Increase
	2008	2007	(Decrease)
Income (expense)
Consulting fees	$(1,330,250)	$(144,784)	$(1,185,466)
General and administrative	$(2,938,167)	$(520,779)	$(2,417,388)
Professional fees	$(2,497,437)	$(100,611)	$(2,396,826)
Wages	$(2,492,843)	$(210,928)	$(2,281,915)
Amortization of debt discounts
and debt issuance costs	$(3,171,049)	$(609,317)	$(2,561,732)
Interest and financing costs	$(1,317,300)	$(721,462)	$(595,838)
Change in value of beneficial
conversion liability	$511,926	$624,052	$(112,126)
Change in value of warrant liability	$1,410,799	$95,972	$1,314,827

On November 14, 2007, we completed a share exchange agreement with Stratos Peru. As a result of the Share Exchange, we abandoned our previous cabinetry and furniture business and commenced the business of producing, processing and distributing sugarcane ethanol.  Because we are the successor business to Stratos Peru and because the operations and assets of Stratos Peru represent our entire business and operations, our results of operations for the period February 27, 2007 (date of inception) to December 31, 2007 are from November 14, 2007 (Share Exchange date) to December 31, 2007.  Therefore, the changes in the expenses presented in the table above are primarily due to the number of months included in each reporting period, except as otherwise indicated below, and percentage variation numbers are omitted as not relevant.

Consulting fees were $1,330,250 for the year ended December 31, 2008 compared to $144,784 for the period from November 14, 2007 to December 31, 2007.  We incurred and continue to incur significant costs outsourcing certain functions to third party consultants to assist in advising on agricultural landscapes, other sugarcane development methods, and advising on dismantling and rebuilding the Sugar Mill.

General and administrative costs were $2,938,167 for the year ended December 31, 2008 compared to $520,779 for the period from November 14, 2007 to December 31, 2007.  The significant general and administrative expenses for the year ended December 31, 2008 were travel expenses of $905,152, investor relations fees of $622,093, office leases of $226,779, and insurance of $148,381.  These expenses represent 30.8%, 22.2%, 7.7% and 5.0% of total general and administrative expenses, respectively.  Travel expenses were for both national and international travel. Travel and investor relations expenses are related to the Company’s efforts to secure financing.  The remaining general and administrative expenses were to develop the Company’s infrastructure as it continues to grow.  The Company expects general and administrative expenses to increase by a nominal margin in 2009 as the Company continues to grow and add infrastructure.

Professional fees were $2,497,437 for the year ended December 31, 2008 compared to $100,611 for the period from November 14, 2007 to December 31, 2007.  Legal fees were $1,553,584, or 62.2%, of professional fees, and were for costs incurred related to the Company obtaining financings and conforming to SEC regulations. The Company incurred $474,793, or 19.0%, of professional fees related to hiring of temporary personnel to provide a variety of services.  The accounting and auditing fees were $218,551, or 8.8%, of professional fees.

Wages were $2,492,843 for the year ended December 31, 2008 compared to $210,928 for the period from November 14, 2007 to December 31, 2007.  Wages are expected to increase during 2009 as the Company continues to increase personnel to meet the needs of increased operations.

Amortization of debt discounts and debt issuance costs were $3,171,049 for the year ended December 31, 2008 compared to $609,317 for the period from November 14, 2007 to December 31, 2007.  These costs represent the fair value of the warrants and beneficial conversion features that are recorded as debt discounts and amortized over the terms of the debt.  Included in this amount are costs associated with issuing debt which is then amortized over the terms of the debt.  These costs will continue to increase during 2009 as the Company continues to issue debt, in exchange for cash, in order to complete Phase I and Phase II.

Interest expense was $1,317,300 for the year ended December 31, 2008 compared to $721,462 for the period from November 14, 2007 to December 31, 2007.  These costs consist of the interest expense and the interest premium associated with the convertible notes.  These expenses are expected to increase substantially during 2009 as the Company issues more debt.

The change in value of the beneficial conversion liability resulted in a gain of $511,926 and $624,052 for the year ended December 31, 2008 and for the period from November 14, 2007 to December 31, 2007, respectively.  The gain is due to the decrease in share price which causes the fair value of the beneficial conversion option to decrease thereby reducing the liability with a corresponding gain recorded in the consolidated statement of operations.

The change in value of warrant liability resulted in a gain of $1,410,799 and $95,972 for the year ended December 31, 2008 and for the period from November 14, 2007 to December 31, 2007, respectively.  The gain is due to the decrease in share price and a decrease in the expected life through the passage of time, which causes the fair value of the warrants to decrease thereby reducing the liability with a corresponding gain being recorded in the consolidated statement of operations.

Liquidity and Capital Resources

At December 31, 2008, our cash and cash equivalents totaled approximately $761,000, compared to approximately $3,357,000 as of December 31, 2007.  Currently, our operations are funded by financing activities.  Our existing capital resources are not sufficient to fund our operations for the next twelve months, and therefore, we will need additional financing to fund future operations through offerings of equity or debt securities.  We can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future as we currently do not have any revenue streams. Therefore, we anticipate that we will have negative cash flows from operations for our fiscal year ended December 31, 2009.

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

There is no assurance that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operations of our business.

Our independent audit firm has indicated that there is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, completion of our proposed plant and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Cash Used in Operating Activities

Our net cash used in operating activities for the year ended December 31, 2008 was $8,501,914.  During the year ended December 31, 2008, the cash used in operating activities was comprised primarily of our net loss of $11,915,570 and increased by the change in warrant liability value of $1,410,799 offset primarily by the amortization of debt discounts and debt issuance costs of $3,171,049 and the increase of our accounts payable and other payables of $1,451,799, collectively.

Cash Used in Investing Activities

During the year ended December 31, 2008, we purchased additional plant and equipment of approximately $925,000.  In 2008, we paid approximately $323,000 as a deposit for land acquisition.

Cash Flows from Financing Activities

Historically, we have met our immediate and long-term financial requirements primarily through the sale of common stock and other convertible equity securities and through the issuance of convertible promissory notes.

The following table summarizes the issuance of our common stock from November 14, 2007 (Share Exchange date) to December 31, 2008:

	Shares	Gross	Warrants
Date	Issued	Proceeds	Issued
November 14, 2007	2,666,794	$1,867,090	1,333,396
March 2, 2008	2,267,782	1,587,447	1,133,888
June 26, 2008	142,857	100,000	71,428
	5,077,433	$3,554,537	2,538,712

The warrants have a five year term, vest on the grant date, and are exercisable at $0.75 per share.

The following table summarizes the issuance of our preferred stock from November 14, 2007 (Share Exchange date) to December 31, 2008:

				Convertible
				into Shares
	Shares	Gross	Warrants	of Common
Date	Issued	Proceeds	Issued	Stock
November 14, 2007	7,142,857	$5,000,000	1,785,714	7,142,857
April 18, 2008	1,428,572	1,000,000	357,143	1,428,572
	8,571,429	$6,000,000	2,142,857	8,571,429

The warrants have a five year term, vest on the grant date, and are exercisable at $0.75 per share.

The following table summarizes the issuance of convertible debt securities from November 14, 2007 (Share Exchange date) to December 31, 2008:

							Convertible
							into Shares
		Principal	Maturity		Warrants		of Common
Date	Descripton	Amount	Date		Issued		Stock
November 14, 2007	Bridge financing	$3,048,000	2/15/2008	[1]	870,858	[4]	-
May 23, 2008	Unsecured convertible notes	300,000	11/23/2008	[2]	70,588	[4]	428,571	[6]
May 28, 2008	Unsecured convertible notes	700,000	11/28/2008	[2]	164,706	[4]	1,000,000	[6]
June 6, 2008	Unsecured convertible notes	350,000	12/6/2008	[2]	82,353	[4]	500,000	[6]
July 1, 2008	Unsecured convertible notes	100,000	12/29/2008	[2]	23,529	[4]	142,857	[6]
July 1, 2008	Unsecured convertible note	350,000	10/30/2009		-		500,000	[6]
July 18, 2008	Unsecured convertible note	400,000	1/18/2009	[2]	94,116	[4]	571,429	[6]
July 25, 2008	Secured convertible note	2,000,000	12/31/2009		714,286	[4]	2,857,143	[6]
August 27, 2008	Unsecured convertible note	5,000,000	12/31/2009		2,500,000	[5]	7,142,857	[6]
November 2008	Unsecured convertible notes	95,000	11/30/2009	[3]	-		135,714	[6]
		$12,343,000			4,520,436		13,278,571

(1)  The total principal of $3,048,000 was repaid with $2,798,000 of cash and the remaining $250,000 of principal was repaid with 357,143 shares of our common stock.

(2)  We received extensions on these convertible promissory notes that extend the maturity dates between February 23, 2009 and April 18, 2009.  The Company has not made the necessary re-payments subsequent to year end to meet the extended maturity dates on certain of these convertible promissory notes that total $1,450,000; however, the Company is currently in negotiations with the convertible promissory note holders to further extend these maturity dates.

(3)  In November 2008, we entered into five consulting agreements wherewith we issued five convertible notes with an aggregate principal balance of $95,000.  These notes are due on various days in November 2009.

(4)  The warrants have a five year term, vest on the grant date, and are exercisable at $0.75 per share.

(5)  The warrants have a five year term, cliff vest on February 27, 2009, and are exercisable at $0.75 per share.

(6)  The holders of the convertible notes have the option to convert any or all of the unpaid principal and accrued and unpaid interest into shares of our common stock at a conversion price of $0.70 per share.

Contractual Obligations

At December 31, 2008, our significant contractual obligations, except for the land lease referred to below, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$9,295,000	$-	$-	$-	$9,295,000
Operating lease obligations	84,897	159,688	-	-	244,585
Total	$9,379,897	$159,688	$-	$-	$9,539,585

On June 19, 2008, we entered into a 99-year land lease agreement, expiring in 2107 for approximately 24,000 hectares of land in Peru.  The annual lease payment is approximately $192,000 for the first year, $240,000 after the first year until the initial harvest, and then $1,200,000 thereafter.

Off-Balance Sheet Arrangements

Our Company has no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our Company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, future tax rates used to determine future income taxes and the carrying values of goodwill and warrant liability. Actual results could materially differ from these estimates.

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

Impairment of long-lived assets

We follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. We believe that as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Foreign currency translation

Our functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Nuevos Soles and Argentinean Pesos. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Accrued warrant liability and accrued beneficial conversion liability

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, we recorded the fair value of all outstanding warrants as an accrued warrant liability. The changes in the values of these warrants are included in our consolidated statements of operations as “change in value of warrant liability.”

We issued a convertible promissory note that was convertible into an undetermined number of shares of common stock.  As a result, we did not have enough authorized shares to satisfy the exercise of its outstanding warrants and convertible notes.  Therefore, we recorded as an accrued beneficial conversion liability, the fair value of the beneficial conversion feature associated with the convertible promissory note.  During the year ended December 31, 2008, the promissory note was retired and the fair value of the beneficial conversion feature was reclassified to additional paid-in capital.

Fair value of financial instruments

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement, and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133 and EITF 00-19.

We did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact, if any, that the adoption of this statement will have on our consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We have not yet evaluated the impact that SFAS 160 will have on our consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FSP No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FSP No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the Peru. We are currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued Emerging Issues Task Force Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We are currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our consolidated results of operations or consolidated financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Consolidated Financial Statements and Supplementary Data

STRATOS RENEWABLES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Financial Statements
For the Year Ended December 31, 2008 and for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Other Comprehensive Loss for the year ended December 31, 2008, for the period from February 27, 2007  (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008
F-4

Consolidated Statements of Stockholders’ Deficit for the period from February 27, 2007 (date of inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2008,  for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception)  to December 31, 2008
F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Stratos Renewables Corporation

We have audited the accompanying consolidated balance sheets of Stratos Renewables Corporation (a development stage company) and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos Renewables Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital and the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
April 14, 2009

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$761,257	$3,357,417
Funds held in trust for the Company	92,652	-
Debt issuance costs	1,013,326	56,948
Prepaid expenses and other current assets	712,111	155,020
TOTAL CURRENT ASSETS	2,579,346	3,569,385

PLANT AND EQUIPMENT, net	5,223,296	4,600,923
LAND DEPOSITS	302,632	-
VAT RECEIVABLE	1,225,130	899,567
OTHER ASSETS	118,958	21,711
TOTAL ASSETS	$9,449,362	$9,091,586

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$906,495	$173,032
Accrued interest	425,329	39,248
Other payables	620,084	84,648
Accrued redemption premium	296,615	670,150
Convertible promissory notes, net of debt discounts of $3,692,790 and
$552,369 as of December 31, 2008 and 2007, respectively	5,602,210	2,495,631
Accrued beneficial conversion liability	-	250,938
Accrued warrant liability	2,652,692	1,164,501
TOTAL CURRENT LIABILITIES	10,503,425	4,878,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 50,000,000 shares
authorized; 8,571,429 and 7,142,857 shares issued and outstanding
as of December 31, 2008 and 2007, respectively	8,572	7,143
Common stock; $0.001 par value; 250,000,000 shares
authorized; 63,495,180 and 57,666,794 shares issued and outstanding
as of December 31, 2008 and 2007, respectively	63,495	57,667
Additional paid-in capital	12,649,041	5,721,864
Other comprehensive income (loss)	(272,344)	14,021
Deficit accumulated during the development stage	(13,502,827)	(1,587,257)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,054,063)	4,213,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,449,362	$9,091,586

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
For the Year Ended December 31, 2008, For the Period from February 27, 2007 (date of inception) to December 31, 2007, and For the Period from February 27, 2007 (date of inception) to December 31, 2008

		For the period from	For the period from
		February 27, 2007	February 27, 2007
	For the Year Ended	(date of inception)	(date of inception)
	December 31, 2008	to December 31, 2007	to December 31, 2008

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Consulting fees	1,330,250	144,784	1,475,034
General and administrative	2,938,167	520,779	3,458,946
Professional fees	2,497,437	100,611	2,598,048
Wages	2,492,843	210,928	2,703,771
TOTAL OPERATING EXPENSES	9,258,697	977,102	10,235,799

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(3,171,049)	(609,317)	(3,780,366)
Interest expense	(1,317,300)	(721,462)	(2,038,762)
Change in value of beneficial conversion liability	511,926	624,052	1,135,978
Change in value of warrant liability	1,410,799	95,972	1,506,771
Other	(90,399)	600	(89,799)
TOTAL OTHER EXPENSES, net	(2,656,023)	(610,155)	(3,266,178)

LOSS FROM OPERATIONS	(11,914,720)	(1,587,257)	(13,501,977)

INCOME TAX EXPENSE	850	-	850

NET LOSS	$(11,915,570)	$(1,587,257)	$(13,502,827)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	(286,365)	14,021	(272,344)

COMPREHENSIVE LOSS	$(12,201,935)	$(1,573,236)	(13,775,171)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.20)	$(0.03)	$(0.25)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	60,601,437	46,930,529	54,365,228

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from February 27, 2007 (Date of Inception) to December 31, 2008

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Stage	Equity (Deficit)

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash	-	-	45,000,000	45,000	(44,666)	-	-	334
Shares issued in connection with reverse merger transaction	-	-	10,000,000	10,000	(9,789)	-	-	211
Common stock issued for cash	-	-	2,666,794	2,667	1,442,065	-	-	1,444,732
Preferred stock issued for cash	7,142,857	7,143	-	-	4,334,254	-	-	4,341,397
Foreign currency translation adjustment	-	-	-	-	-	14,021	-	14,021
Net loss	-	-	-	-	-	-	(1,587,257)	(1,587,257)
Balance, December 31, 2007	7,142,857	$7,143	57,666,794	$57,667	$5,721,864	$14,021	$(1,587,257)	$4,213,438

Issuance of common stock and warrants for cash	-	-	2,410,639	2,411	1,173,586	-	-	1,175,997
Cashless exercise of warrants (595,713 warrants exercised
for 325,763 shares)	-	-	325,763	326	(326)	-	-	-
Issuance of preferred stock and warrants for cash	1,428,572	1,429	-	-	611,405	-	-	612,834
Conversion of convertible notes to common stock	-	-	1,166,605	1,167	815,457	-	-	816,624
Reclassify beneficial conversion feature from liability to equity	-	-	-	-	3,686,051	-	-	3,686,051
Cashless exercise of warrants (1,956,302 warrants exercised
for 903,239 shares) on November 10, 2008	-	-	903,239	903	(903)	-	-	-
Cashless exercise of warrants (285,714 warrants exercised
for 132,652 shares) on November 18, 2008	-	-	132,652	132	(132)	-	-	-
Issuance of 239,488 shares of common stock for legal services	-	-	239,488	239	167,403	-	-	167,642
Issuance of 650,000 shares of common stock related to
consulting agreement	-	-	650,000	650	454,350	-	-	455,000
Beneficial conversion feature associated with convertible notes	-	-	-	-	20,286	-	-	20,286
Foreign currency translation adjustment	-	-	-	-	-	(286,365)	-	(286,365)
Net loss	-	-	-	-	-	-	(11,915,570)	(11,915,570)
Balance, December 31, 2008	8,571,429	$8,572	63,495,180	$63,495	$12,649,041	$(272,344)	$(13,502,827)	$(1,054,063)

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2008, for the Period from February 27, 2007 (date of inception) to December 31, 2007, and for the Period from February 27, 2007 (date of inception) to December 31, 2008

		For the period from	For the period from
		February 27, 2007	February 27, 2007
	For the Year Ended	(date of inception)	(date of inception)
	December 31, 2008	to December 31, 2007	to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,915,570)	$(1,587,257)	$(13,502,827)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and debt issuance costs	3,171,049	609,317	3,780,366
Depreciation and amortization	36,713	2,094	38,807
Change in value of beneficial conversion liability	(511,926)	(624,052)	(1,135,978)
Change in value of warrant liability	(1,410,799)	(95,972)	(1,506,771)
Amortization of prepaid consulting	367,692	51,672	419,364
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(270,042)	(20,868)	(290,910)
Accounts payable	901,750	170,619	1,072,369
Accrued interest	453,531	39,248	492,779
Other payables	550,049	81,362	631,411
Accrued redemption premium	125,639	670,150	795,789
Net cash used in operating activities	(8,501,914)	(703,687)	(9,205,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(924,507)	(4,604,638)	(5,529,145)
Deposit for land acquisition	(323,313)	-	(323,313)
Increase in VAT receivable	(392,158)	(864,657)	(1,256,815)
Funds held in trust for the Company	(92,652)	-	(92,652)
Cash acquired with acquisition	-	211	211
Net cash used in investing activities	(1,732,630)	(5,469,084)	(7,201,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,687,447	1,867,090	3,554,537
Proceeds from sale of preferred stock	1,000,000	5,000,000	6,000,000
Payment of offering costs associated with the sale common and preferred stock	(264,653)	(256,593)	(521,246)
Proceeds from issuance of convertible debenture	9,200,000	3,048,000	12,248,000
Payment of offering costs associated with issuance of convertible debenture	(1,251,602)	(113,897)	(1,365,499)
Principal payment of convertible debt	(2,798,000)	-	(2,798,000)
Net cash provided by financing activities	7,573,192	9,544,600	17,117,792

Effect of exchange rate changes on cash and cash equivalents	65,192	(14,412)	50,780

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,596,160)	3,357,417	761,257

CASH AND CASH EQUIVALENTS, Beginning of period	3,357,417	-	-

CASH AND CASH EQUIVALENTS, End of period	$761,257	$3,357,417	$761,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$620,135	$-	$620,135
Income taxes paid	$850	$-	$850

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$-	$874,990	$874,990
Issuance of warrants in acquisition	$-	$229,748	$229,748
Acquisition of shell company	$-	$211	$211
Issuance of common stock for conversion of principal and interest	$816,624	$-	$816,624
Issuance of warrants as debt issuance costs	$186,747	$-	$186,747
Beneficial conversion feature associated with convertible debenture	$3,947,040	$-	$3,947,040
Warrant liability associated with convertible debenture	$1,862,173	$	$1,862,173
Issuance of warrants with preferred stock	$142,166	$-	$142,166
Cashless exercise of warrants	$1,362	$-	$1,362
Issuance of warrants as prepaid consulting fees	$216,106	$-	$216,106
Issuance of shares for legal services	$167,642	$-	$167,642
Reclassify beneficial conversion feature liability to equity	$3,686,051	$-	$3,686,051
Issuance of common stock and convertible notes for consulting fees	$550,000	$-	$550,000

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Note 1 - Organization and Basis of Presentation

Organization and line of business

Stratos Renewables Corporation (formerly New Design Cabinets, Inc., herein the “Company”) was incorporated in the State of Nevada on September 29, 2004. Stratos del Peru S.A.C. was incorporated in Lima, Peru, on February 27, 2007, with the name of Estratosfera del Perú S.A.C. On July 11, 2007, the shareholders at the general meeting agreed to change the Company’s name to its current one, Stratos del Peru S.A.C., or Stratos Peru, which was officially registered with the Tax Administration of Peru on October 11, 2007.

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

Development Stage Company and Going-Concern

The Company is a development stage company and is subject to risks and uncertainties that include: new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, availability of sufficient capital, and a limited operating history. Accordingly, the Company presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the consolidated accumulated statements of operations and cash flows from inception of the development stage to the date on the current consolidated balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated any operating revenues and has working capital deficits, which raises substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2008, the Company recorded a loss of $11,915,570 and as of December 31, 2008, the Company has a deficit accumulated during the development stage of $13,502,827.

In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

During the year ended December 31, 2008, management raised approximately $11.9 million in debt and equity capital and is attempting to raise additional debt and equity capital to support its future operations.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its subsidiaries.

Minority interest has not been presented on the consolidated balance sheets due to accumulated losses which exceed the minority stockholders’ equity. In accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the minority interest has been written down to zero on the accompanying balance sheets.

The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (“PEN”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, future tax rates used to determine future income taxes, and the carrying value of warrant liability. Actual results could differ materially from these estimates upon which the carrying values were based.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible into cash, with original maturities of three months or less when purchased, to be cash and cash equivalents.

Funds held in trust for the Company

On December 31, 2008, the Company withdrew funds from its operating accounts which were held in trust by an officer of the Company.  These funds were deposited back to the operating account subsequent to year end.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within Peru are not covered by insurance. As of December 31, 2008 and December 31, 2007, the Company had deposits in excess of federally-insured limits totaling $612,559 and $3,403,946, respectively. The Company has not experienced any losses on cash and cash equivalents.

VAT receivable

As of December 31, 2008 and 2007, the Company recognized a VAT (value added tax) receivable of $1,225,130 and $899,567, respectively, in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable is classified as noncurrent.

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

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Impairment of long-lived assets

The Company follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company believes that as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, PEN, as its functional currency. Such financial statements were translated into U.S. Dollars (“USD”) in accordance with SFAS No. 52, “Foreign Currency Translation,” with the PEN as the functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded a translation loss of $286,365, a translation gain of $14,021, and a translation loss of $272,344 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.  Translation adjustments included in the consolidated balance sheets were translation losses of $272,344 and translation gains of $14,021 at December 31, 2008 and 2007, respectively. Asset and liability amounts at December 31, 2008 and December 31, 2007 were translated at 3.142 PEN and 2.997 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rates. The average translation rate applied to the consolidated statements of operations for the year ended December 31, 2008, and for the period from February 27, 2007 (date of inception) to December 31, 2007, was 2.941 PEN and 3.118 PEN to $1.00 USD, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, the Company recorded net transaction losses of approximately $100,822, $0 and $100,822, respectively.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008
Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts charged to expenses and undeclared revenues. From January 1, 2007, the taxpayer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration of Peru.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Company’s consolidated financial statements.

Basic and diluted losses per share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of December 31, 2008 and 2007, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

	2008	2007
Warrants	7,971,419	4,739,968
Convertible notes	13,278,571	4,354,286
Preferred stock	8,571,429	7,142,857
Total	29,821,419	16,237,111

Accrued warrant liability and accrued beneficial conversion liability

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company recorded the fair value of all outstanding warrants as an accrued warrant liability. The changes in the values of these warrants are shown in the accompanying consolidated statements of operations as “change in value of warrant liability.”

The Company issued a convertible promissory note that was convertible into an undetermined number of shares of common stock.  As a result, the Company did not have had enough authorized shares to satisfy the exercise of its outstanding warrants and convertible notes; therefore, the Company recorded as an accrued beneficial conversion liability, the fair value of the beneficial conversion feature associated with the convertible promissory note.  During the year ended December 31, 2008, the promissory note was retired and the fair value of the beneficial conversion feature was reclassified to additional paid-in capital.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement, and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company’s beneficial conversion liability is carried at fair value totaling $250,938 as of December 31, 2007. The Company did not record any beneficial conversion liability as of December 31, 2008, as the beneficial conversion feature was reclassified to equity on September 18, 2008 (See “Reclassification of Beneficial Conversion Feature” in Note 6).  The Company carries its warrants at fair value totaling $2,652,692 and $1,164,501 as of December 31, 2008 and December 31, 2007, respectively. The Company used Level 2 inputs for its valuation methodology for the beneficial conversion liability and warrant liability, and their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Fair Value As of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$2,652,692		$2,652,692

The Company recognized gains of $511,926, $624,052 and $1,135,978, on the beneficial conversion liability for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

The Company recognized a gain of $1,410,799, $95,972 and $1,506,771 on the warrant liability for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

Statements of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Recent Pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The implementation of FSP EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 indicates that it does not apply under SFAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3 “Determination of the Useful Life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises included within the scope of SFAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company does not expect the adoption of SFAS 163 will have a material impact on its consolidated results of operations or consolidated financial position.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru. The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued Emerging Issues Task Force Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Plant and Equipment

Plant and equipment consist of the following:

	December 31,	December 31,
Description	2008	2007
Sugar plant	$4,936,771	$4,552,247
Leasehold improvements	61,629	-
Computer equipment and software	169,835	48,439
Other	91,838	2,416
	5,260,073	4,603,102
Less: accumulated depreciation	(36,777)	(2,179)
Plant and equipment, net	$5,223,296	$4,600,923

Depreciation expense amounted to $36,713, $2,094 and $38,807 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively. Due to significant modifications to the sugar plant, the plant is currently not in service and is not being depreciated.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

During the year ended December 31, 2008, the Company made initial payments of $302,632 to unaffiliated third parties towards the acquisition of rights to both agricultural and industrial land.

Note 4 - Stockholders’ Equity

Under the Company’s Amended and Restated Articles of Incorporation dated November 14, 2007, the Company is authorized to issue 300,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, $.001 par value (“Series A Preferred Stock”).

Each share of Common Stock issued and outstanding entitles the holder thereof to one vote on all matters submitted to the vote of the stockholders. Dividends may be declared and paid on the Common Stock only out of legally available funds.

On April 17, 2008, the Company created a series of the Series A Preferred Stock consisting of 15,000,000 authorized shares which was designated as (“Series A Convertible Preferred Stock”) with a par value of $0.001 and a conversion price of $0.70.

Each share of Series A Preferred Stock will automatically convert into shares of the Company’s Common Stock if the Common Stock has been trading above $2.00 per share for a period of 120 consecutive days.  The Series A Preferred Stock entitles the holder to a 10% per annum cumulative dividends and a 150% liquidation preference.  The Series A Preferred Stock contains anti-dilution provisions and the holder is entitled to a number of votes equal to the number of shares of Common Stock issuable upon conversion of the holder’s Series A Preferred Stock.

Private Placements of Common Stock

From October 8, 2007 to June 26, 2008, the Company conducted a private placement of its securities (“Private Placement”). Pursuant to this Private Placement, on November 14, 2007, the Company issued an aggregate of 2,666,794 shares of common stock and warrants to purchase an aggregate of 1,333,396 shares of common stock. The issuance of 2,666,794 shares of common stock has been included as a component in the accompanying consolidated statements of stockholders’ equity. The aggregate gross proceeds raised by the Company in connection with the Private Placement were $1,867,090. Each share of common stock was sold to investors at $0.70 per share. The fair value of the warrants amounted to $352,268 at the date of issuance. The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest rate of 5.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

On March 7, 2008, the Company received proceeds of $1,587,447 from a private placement of its securities. Pursuant to this financing, the Company issued an aggregate of 2,267,782 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 1,133,888 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $294,360 at date of issuance. The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; and (3) risk free interest rate of 3.0%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

On June 26, 2008, the Company received proceeds of $100,000 from a private placement, pursuant to which it issued an aggregate of 142,857 shares of common stock at a purchase price of $0.70 per share and warrants to purchase an aggregate of 71,428 shares of common stock with an exercise price of $0.75 per share. The fair value of the warrants amounted to $37,488 at date of issuance. The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%; and (3) risk free interest rate of 3.44%. The warrants expire after five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances.

Series A Preferred Stock Private Placements

On November 14, 2007, the Company completed Series A Private Placement, pursuant to which the Company issued to MA Green 7,142,857 shares of Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock. The issuance of 7,142,857 shares of Preferred Stock has been included as a component in the accompanying statements of stockholders’ equity. The gross proceeds raised by the Company in connection with the Series A Private Placement were $5,000,000. Each share of Series A Preferred Stock was sold at $0.70 per share. The warrants expire five (5) years from the date of issuance and are exercisable at $0.75 per share, subject to adjustment in certain circumstances. The Company’s Chairman of the Board of Directors, Steven Magami, is the manager of MA Green.

The fair value of the 1,785,714 warrants issued with the Series A Private Placement was $471,765 on the date of issuance. The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 1 year; (2) volatility of 100%; (3) risk free interest rate of 5.0%; and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid-in-capital in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $471,765. The beneficial conversion feature is considered a deemed dividend, however, since the Company has an accumulated deficit there was no effect on the consolidated statements of stockholders’ equity.

On April 18, 2008, the Company completed a private placement  of Series A Preferred Stock, or the Grey K Private Placement, to three accredited investors, Grey K LP, a Delaware limited partnership, Grey K Offshore Fund, Ltd., a Cayman Islands exempt company, and Grey K Offshore Leveraged Fund, Ltd., a Cayman Islands exempt company, collectively referred to herein as “Grey K,” consisting of the sale of an aggregate of 1,428,572 shares of Series A Preferred Stock at a purchase price of $0.70 per share, which are convertible into shares of the Company’s common stock. Grey K also received warrants to purchase up to an aggregate of 357,143 shares of common stock. The warrants have a five-year term and an exercise price of $0.75 per share. The purchasers were also granted certain demand and piggyback rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants. In connection with the Grey K Private Placement, the Company received gross proceeds of $1,000,000, less a funding fee paid to Grey K equal to 2% of the purchase price paid and other expenses.

The fair value of the 357,143 warrants issued with the Grey K Private Placement was $142,166 on the date of issuance. The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.5 years; (2) volatility of 100%; (3) risk free interest rate of 2.35%; and (4) dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid-in-capital in accordance with EITF No. 00-27. The intrinsic value of the beneficial conversion feature was $145,854. The beneficial conversion feature is considered a deemed dividend, however, since the Company has an accumulated deficit, there was no effect on the consolidated statements of stockholders’ equity.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Consulting Agreements

In November 2008, the Company entered into two-year term consulting agreements with five unaffiliated third parties to provide investor relations services for the Company.  As part of the consulting agreements, the Company issued 650,000 shares of common stock at $0.70 per share with total value of $455,000, paid $65,000 in cash, and issued unsecured convertible promissory notes of $95,000 (as described in Note 5) with total consideration for these services amounting to $615,000.

Warrants

The following is a summary of the warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, February 27, 2007 (date of inception)	-	-
Granted	4,739,968	$0.74
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	4,739,968	$0.74
Granted	6,069,180	0.76
Forfeited	-	-
Exercised	(2,837,729)	0.75
Outstanding, December 31, 2008	7,971,419	$0.75

During the year ended December 31, 2008, the Company issued 1,361,654 shares of common stock for the cashless exercise of 2,837,729 warrants.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Following is a summary of the status of warrants outstanding at December 31, 2008:

	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.70	750,000	3.89	750,000	3.89
$0.75	6,856,715	4.20	4,231,715	3.94
$0.85	364,704	4.46	364,704	4.46
Total	7,971,419		5,346,419

Note 5 - Convertible Promissory Notes

Bridge Financing

On November 14, 2007, the Company entered into a Note and Warrant Purchase Agreement, or Bridge Financing, with investors and issued an aggregate of $3,048,000 in convertible promissory notes and warrants to purchase an aggregate of 870,858 shares of common stock. The convertible promissory notes issued in connection with the Bridge Financing bear interest at 10% per annum. The bridge note holders received one (1) warrant to purchase one (1) share of common stock, at an exercise price of $0.75 per share, for every $3.50 invested in the Company in connection with the Bridge Financing. The aggregate gross proceeds raised by the Company in connection with the Bridge Financing were approximately $3 million. The warrants will expire three (3) years from the closing date of Bridge Financing.

Further, upon the earlier to occur of (i) three (3) months from the closing date of the Bridge Financing (the “Maturity Date”), and (ii) the consummation of a private investment in a public entity (“PIPE”) financing with institutional investors for at least $25 million, net of offering expenses, the bridge note holders are entitled to repayment (in cash or in common stock) equal to 25% to 30% in excess of the principal and accrued interest then due and outstanding under the terms of the notes, or the Repayment Amount. The bridge note holders entitled to a Repayment Amount of 25% in excess of the principal and accrued interest due under the terms of the notes will receive a 5% origination fee as consideration for making loans to the Company. The bridge note holders entitled to a Repayment Amount of 30% in excess of the principal and accrued interest due under the terms of the notes will not be entitled to an origination fee. Upon the earlier to occur of the Maturity Date or the consummation of the PIPE, the bridge note holders will have the right to convert (in whole or in part) 110% of the Repayment Amount into shares of common stock of the Company at the fair market value of each share of common stock, or at the price per share of common stock sold to investors in the PIPE, as the case may be.

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

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

A portion of the $3,048,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 870,858 warrants issued in connection with this transaction was $229,748. The fair value was determined using the Black-Scholes option pricing model with the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0%, and volatility of 100%. In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $874,990. Both the value assigned to the warrants of $229,748 and the beneficial conversion feature of $874,990 is recorded as debt discounts and will be amortized over the terms of the convertible promissory notes.

During the year ended December 31, 2008, the Company made principal re-payments in the total amount of $2,798,000 towards the $3,048,000 convertible promissory notes. For the year ended December 31, 2008, the Company paid $620,135 related to the interest and premium.  For the year ended December 31, 2008, the Company issued 357,143 shares of common stock in the Company for the principal conversion of $250,000, issued 703,407 shares of common stock in the Company for the conversion of interest and premium of $492,385, and issued 106,055 shares of common stock in the Company for the 10% share conversion premium of $74,239. As of December 31, 2008, all principal, interest and premium have been paid.  Total interest and premium expense amounted to $475,166, $711,593 and $1,186,759 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007 and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

Issuance of $350,000 Unsecured Convertible Promissory Note

On October 18, 2007, Stratos Peru entered into an asset purchase agreement, or the Asset Purchase Agreement, and an escrow agreement, or the Escrow Agreement, with Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation, or Gabinete, pursuant to which Stratos Peru acquired certain assets and rights from Gabinete relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the sugar mill. Of the purchase price, Stratos Peru held back $350,000, or the Holdback, representing approximately 7.74% of the purchase price, which was placed into an escrow contingencies account with Banco Continental in Lima, Peru, or the Escrow Account.

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

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

The fair value of the beneficial conversion feature associated with the convertible promissory note was $205,503, which is recorded as debt discounts and will be amortized over the term of the convertible promissory note.

Convertible Note Financing

During the year ended December 31, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to unaffiliated third party investors. The Company received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes mature at various times between November 23, 2008 and January 1, 2009, and bear interest at the rate of 12% per annum, payable in full at maturity. If at least $25 million is not raised by the Company on or before the applicable maturity date, the Company will have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes are in default. If the notes are not paid on or before the applicable maturity date, the Company will pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date, provided that in no event will the annual interest rate exceed 18%. The note holders will be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders choose to be repaid in cash on the maturity date. The note holders will have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders will also be paid a monitoring fee of 5% of the original principal amount of the note. If the note is not paid on or before the maturity date (as extended), the Company will issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

A portion of the $1,850,000 proceeds from the convertible promissory notes were allocated to the detachable warrants. The fair value of the 435,292 warrants issued in connection with this transaction was $181,420. The fair value was determined using the Black-Scholes option pricing model with the following assumptions:  term of 5 years, a risk free interest rate ranging between 2.73% through 3.42%, a dividend yield of 0%, and volatility of 100%.

In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $592,169. Both the value assigned to the warrants of $181,420 and the beneficial conversion feature of $592,169 are recorded as debt discounts and will be amortized over the terms of the convertible promissory notes.

As of December 31, 2008, the Company received extensions on these convertible promissory notes that extend the maturity dates between February 23, 2009 and April 18, 2009.  The Company has not made the necessary re-payments subsequent to year end to meet the extended maturity dates on certain of these convertible promissory notes that total $1,450,000; however, the Company is currently in negotiations with the convertible promissory note holders to further extend these maturity dates.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

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

The note is secured by 100% of the shares owned by the Company in its wholly-owned U.S. subsidiary and its two Peruvian subsidiaries.

A portion of the $2,000,000 proceeds from the convertible promissory notes was allocated to the detachable warrants. The fair value of the 714,286 warrants issued in connection with this transaction was $373,529. The fair value was determined using the Black-Scholes option pricing model with the following assumptions:  term of 5 years, a risk free interest rate of 3.01%, a dividend yield of 0%, and volatility of 100%.

In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $922,914. Both the value assigned to the warrants of $373,529 and the beneficial conversion feature of $922,914 was recorded as debt discounts and is being amortized over the terms of the convertible promissory note.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

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

At any time prior to payment in full of the note, the note holder has the option to convert any, or all of, the unpaid principal and accrued and unpaid interest on the note plus any prepayment fee, if applicable, into shares of common stock of the Company at a conversion price of $0.70 per share. Under certain circumstances, such as in the event of the sale of securities of the Company at a price less than $0.70 per share, the conversion price will be subject to adjustment.

So long as the note is outstanding, the Company and its subsidiaries are restricted from incurring certain items of debt without the prior written consent of the holders a majority of the then outstanding aggregate unpaid principal amount of the note (plus any other additional notes of the same series which may be issued in the future, if at all, in the aggregate amount of up to $10,000,000).

The warrants may be exercised at any time from and after the date commencing February 27, 2009, and through and including August 27, 2013. The warrants have an exercise price of $0.75 per share. The warrants also contain certain provisions for the adjustment of the exercise price in the event that during the term of the warrants, the Company sells securities below the stated conversion price of the note. This could result in an exercise price of less than $0.75 per share. The warrants also contain a cashless exercise provision. To date, the warrants have not been exercised.

The Company has also agreed to provide piggyback registration rights with respect to the shares to be issued upon conversion, pursuant to which the Company will use its best efforts to register such shares in the event that it proposes to register any of its securities under the Securities Act.

A portion of the $5,000,000 proceeds from the convertible promissory notes was allocated to the detachable warrants. The fair value of the 2,500,000 warrants issued in connection with this transaction was $1,307,225.  The fair value was determined using the Black-Scholes option pricing model with the following assumptions:  term of 5 years, a risk free interest rate of 3.02%, a dividend yield of 0%, and volatility of 100%.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

In addition, the fair value of the beneficial conversion feature associated with the convertible promissory notes was $2,226,455. Both the value assigned to the warrants of $1,307,225 and the beneficial conversion feature of $2,226,455 is recorded as debt discounts and will be amortized over the terms of the convertible promissory note.

Consulting Agreements

In November 2008, the Company entered into consulting agreements with five unaffiliated third parties.  As part of the consulting agreement, the Company issued five separate convertible notes with an aggregate principal amount of $95,000.  The convertible notes mature on various dates between November 17, 2009 and November 24, 2009.  Each note bears an interest rate of 5% per annum and is convertible into shares of common stock at $0.70 per share.  The Company determined that the convertible notes contained a beneficial conversion feature as the conversion price of $0.70 was below the market price on the date of the agreement.  The intrinsic value of the beneficial conversion feature was $20,286, which was recorded as a debt discount and will be amortized over the life of the convertible notes.

A summary of the convertible promissory notes and related discounts is below:

		Unsecured	Secured
	Bridge	Convertible	Convertible
Description	Financing	Notes	Notes	Combined
Balance, December 31, 2007	$3,048,000	$-	$-	$3,048,000
Debt discounts	(552,369)	-	-	(552,369)
Balance, December 31, 2007, net	2,495,631	-	-	2,495,631
Issuance of additional notes	-	7,295,000	2,000,000	9,295,000
Debt discounts	-	(4,533,057)	(1,296,443)	(5,829,500)
Payments made	(2,798,000)	-	-	(2,798,000)
Amortization of debt discounts	552,369	1,743,324	393,386	2,689,079
Conversion of notes for common shares	(250,000)	-	-	(250,000)
Balance, December 31, 2008, net	$-	$4,505,267	$1,096,943	$5,602,210

The Company has recorded interest expense of $1,317,300, $721,462 and $2,038,762 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

The Company amortized debt discounts and debt issuance costs of $3,171,049, $609,317 and $3,780,366 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Note 6 – Accrued Beneficial Conversion Liability

The Bridge Financing agreement as discussed in Note 5, did not meet the definition of a “conventional convertible debt instrument” in accordance with EITF 00-19 since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversion price that is a percentage of the market price. Therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. As such, all convertible promissory notes are considered “non-conventional,” and the detachable warrants and the conversion feature are to be bifurcated from the debt and shown as a separate derivative liability.

In September 2008, the Company reclassified the beneficial conversion feature of $3,686,052 from liability to equity in accordance with EITF 00-19.  The reclassification was due to the Company repaying all of the outstanding principal, interest and premiums of the $3,048,000 convertible notes. Because the convertible promissory notes were fully paid in September 2008, the Company is no longer required to show the conversion feature as a derivative liability on the accompanying consolidated balance sheets. The Company valued the beneficial conversion features for all convertible promissory notes on the date that the final payment of principal and interest was made on the $3,048,000 Bridge Financing and reclassified $3,686,051 from accrued beneficial conversion liability to additional paid-in-capital in the consolidated balance sheets.  The Company recorded gains on the change in the accrued beneficial conversion liability of $511,926, $624,052, and $1,135,978 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

Note 7 – Accrued Warrant Liability

The Company has issued warrants as part of the debt issuances, stock issuances and consulting services.  The warrants meet the definition of a derivative instrument in accordance with SFAS 133, and therefore, should be accounted for as a derivative instrument. However, SFAS 133, paragraph 11(a) provides an exemption for instruments that are (i) classified in stockholders’ equity and (ii) are “indexed to the issuer’s own stock.”  In order to be classified in stockholder’s equity, they must meet all the criteria in EITF 00-19.  The warrant agreements have clauses that allow the holders to exchange the warrants for securities, cash or property if the Company effects any merger or consolidation.  This clause causes the warrants to fail one of the criteria. Therefore, the warrants are initially recorded as accrued warrant liabilities at their fair values on the date of issuance with subsequent changes in value being recorded in operations.

The fair value of the accrued warrant liabilty at December 31, 2008 and 2007 was $2,652,692 and $1,164,501, respectively.  The Company recorded gains on the change in the accrued warrant liability of $1,410,799, $95,972, and $1,506,771 for the year ended December 31, 2008, for the period from February 27, 2007 (date of inception) to December 31, 2007, and for the period from February 27, 2007 (date of inception) to December 31, 2008, respectively.

Note 8 - Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% per annum, and must be repaid in full on or before November 14, 2014.  The agreement was amended which ceased the accrual of interest as of January 1, 2008.  As of December 31, 2008 and 2007 there was $30,181 of accrued interest. This amount has been eliminated in consolidation.

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Note 9 - Income taxes

In accordance with SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company has incurred net operating losses in Peru and the United States for income tax purposes from February 27, 2007 (date of inception) through December 31, 2008.  The Company has incurred losses for U.S. income tax purposes of approximately $7,123,000 which can be used to offset future years’ taxable income, and these losses expire in the year ending 2028 for federal tax purposes and in the year ending 2018 for state purposes.  The Company’s Peruvian subsidiaries have combined tax losses of approximately $4,578,000 to offset future years’ taxable income earned in Peru expiring in fiscal year 2012.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $4,047,491. Management will review this valuation allowance periodically and make adjustments as warranted.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 are as follows:

	Peru	U.S.	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,373,311	$3,051,579	$4,424,890
Deferred tax assets, net	1,373,311	3,051,579	4,424,890
Valuation allowance	(1,373,311)	(3,051,579)	(4,424,890)
Net deferred tax assets	$-	$-	$-

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 are as follows:

	Peru	U.S.	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$147,003	$230,396	$377,399
Deferred tax assets, net	147,003	230,396	377,399
Valuation allowance	(147,003)	(230,396)	(377,399)
Net deferred tax assets	$-	$-	$-

A reconciliation of the statutory income tax rate and the effective income tax rate for the year ended December 31, 2008, and for the period from inception (February 27, 2007) to December 31, 2007, is as follows:

			February 27, 2007
			(date of inception)
	December 31,		to Decmeber 31,
	2008		2007
Statutory federal income tax rate	(0.34	) %	(0.34	) %
State income taxes (benefit), net of federal taxes	(0.09)		(0.09)
Difference in foreign rate	0.05		0.04
Change in derivative liabilities	(0.07)		(0.20)
Non-cash financing costs	0.10		0.34
Other	0.01		-
Valuation allowance	0.34		0.25
Effective income tax rate	-%		-%

The provision for income taxes for the year ended December 31, 2008 of $850 is related to a mandatory state tax.

Note 10 - Commitments and contingencies

Leases

The Company entered into a four-year lease agreement for office space in Lima, Peru, for monthly payments of $6,179. The lease began in January 2008.  The Company recorded rent expense of $74,148 for the year ended December 31, 2008.

The Company entered into a one-year lease for office space in Chiclayo, Peru for monthly payments of $1,140 for the first five months and $1,055 for next seven months.  The lease began September 1, 2008.  The Company recorded rent expense of $4,560 for the year ended December 31, 2008. The future minimum lease payments under these leases, with the exception of the land lease referred to below, are as follows:

Years Ending
December 31,	Amount
2009	$84,897
2010	78,664
2011	81,024
Total	$244,585

See report of independent registered public accounting firm.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008, for the
Period from February 27, 2007 (Date of Inception) to December 31, 2007,
And for the Period from February 27, 2007 (Date of Inception) to December 31, 2008

On June 19, 2008, the Company entered into a 99-year land lease agreement, expiring in 2107 for approximately 24,000 hectares of land in Peru.  The annual lease payment is approximately $192,000 for the first year, $240,000 after the first year until the initial harvest, and then $1,200,000 thereafter.  The annual lease cost per hectare of land is increased from $8 per hectare for the first year to $10 per hectare beginning in the second year until the Company begins to harvest.  Once the Company begins to harvest, the Company is to pay $50 per hectare until the end of the term.

Litigation

The Company is subject to various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

Note 11 - Related party transactions

On January 7, 2008, Stratos Peru entered into a Consulting Services Agreement with a consulting company, or Consultant, pursuant to which the Consultant agreed to provide consulting services, including updating the use of funds for Phase I and structuring a financial model for the simulation of various scenarios regarding the Company’s ethanol production. Mr. Salas, former director and Chief Executive Officer, owns 95% of the Consultant and the Chief Executive Officer of the Consultant is the wife of Mr. Salas.  Mr. Salas was also a former member of the Board of Directors of the Consultant.  As of December 31, 2008, the Company has paid the Consultant $230,000.

On March 10, 2008, Stratos Peru entered into a services agreement with Iberocons S.A. or Iberocons, pursuant to which Iberocons has conducted a feasibility analysis of using desalinated sea water as part of the irrigation process for the Company’s greenfields. The agreement was terminated on April 29, 2008. During the year ended December 31, 2008, the Company paid $33,000 for the services. Antonio Salas, the Company’s former director and Chief Executive Officer, is a 10% owner of Iberocons. Mr. Salas resigned as the Company’s director and Chief Executive Officer on October 3, 2008.

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

9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over accounting and financial reporting.
.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Age	Position
Steven Magami	32	Chairman of the Board of Directors
Stephen Norris	59	Director
Jose Gonzales	51	Director
Thomas Snyder	70	President and Chief Executive Officer
Jorge Eduardo Aza	35	Chief Operating Officer
Julio Cesar Alonso	29	Chief Financial Officer and Treasurer
Sanjay Pai	50	Chief Strategy Officer
Valerie Broadbent	70	Secretary

Steven S. Magami, Chairman of the Board of Directors, has led a career as a private equity investor and C-level executive, with a particular focus on the renewable energy & financial services industries.  Mr. Magami is the Chairman of Stratos Renewables Corporation, a large-scale agro-energy project based in Latin America which Mr. Magami co-founded and was the founding investor in.  He is also a Partner of ARC Investment Partners, a private equity firm backed by prominent U.S. families, which he helped build with an emphasis on renewable energy companies in emerging markets.  Among other portfolio companies, Mr. Magami financed and helped build one of the largest biodiesel facilities in the world based in Latin America.  Previously, Mr. Magami managed private equity funds, with a primary focus on the financial services industry, on behalf of Goldman Sachs & GE among others, and built a successful portfolio of 20 companies through buyouts and growth capital and venture investments yielding top decile returns in the industry.   He started his career as an investment banker advising well-known buyout firms on industry roll-up & consolidation strategies.  Mr. Magami is a member of the Board of EMQ Children’s Services, and is active in various philanthropic and charitable causes.

Stephen Norris, Vice Chairman of the Board of Directors, was a co-founder of The Carlyle Group and served as President of its management company for 10 years. Mr. Norris played a major role in recruiting former President, George W. Bush, to serve as director of one of its portfolio companies in addition to enlisting former Secretary of State James Baker III and former Secretary of Defense Frank C. Carlucci to be senior partners of Carlyle.  He was appointed by President George H. W. Bush to serve as one of five governing members of the $100 billion Federal Retirement System Thrift Investment Board.  He earned a BS and JD from the University of Alabama, was a fellow at Yale Law School and earned an LLM in Taxation from New York University.

Jose Gonzales, Director, has 27 years of managerial experience in industry, academia, and the Navy (recently retired as a Rear Admiral upper half), with past successful experience in planning, organizing, leading and supervising multi-party projects under cost and time constraints, enhancing teamwork, communication and creative problem solving skills. He graduated from the U.S. Naval Academy in 1979, with a B.Sc. in Naval Architecture.  After a three-year sea duty, he attended MIT graduating with a Professional Degree in Ocean Engineering and a M.Sc. in Systems Management in 1984.  After six years as Superintendent of Shipbuilding and Ship-repair at SIMA´s Naval Shipyard, he attended Harvard University graduating as an MPA in 1991.  He was Under Secretary of the Peruvian Navy from 1998 until 1999 and Chairman of the Board of the Naval Retirement Fund from 2005 until 2007.

Thomas Snyder, President and Chief Executive Officer, has overseen the execution of more than 40 complex industrial projects (construction of fertilizer/ammonia/oil & gas/petro-chemical facilities) in more than 20 countries, having a track record as CEO of companies with interests throughout the world.  These companies have been well known for developing innovative means of financing and structuring complex transactions. Mr. Snyder has raised more than $2 billion of equity and project finance debt and has successfully formed and managed joint ventures with governments, banks, insurance companies, OPIC and global investment groups.

Jorge Eduardo Aza, Chief Operating Officer, has over a decade of experience in the supply chain management industry.  Mr. Aza has developed logistic projects in the mining industry, has experience in freight forwarding operations, and has held financial positions with different global logistics companies such as Eagle Global Logistic and UTI Worldwide Inc.  Mr. Aza holds a B.S.c. degree in Business Administration and Finance from UPC, a member of Laureate Universities in Peru.

Julio Cesar Alonso, Chief Financial Officer and Treasurer, previously served as a senior financial auditor of PricewaterhouseCoopers, leading teams for planning and execution of financial audits for local companies such as Nextel del Perú, Grupo Backus, Grupo Graña y Montero, Grupo Quimica Suiza, IBM del Peru, Kraft Foods del Perú, Eckerd Peru and Talma Menzies, and international companies such as Rentokil US Pest Control and Teleflex Corp.  Mr. Alonso has participated as a team member of the Transaction Services Group in charge of all due diligence projects for PricewaterhouseCoopers. He also has experience working for cargo transportation and integrated logistics companies. Mr. Alonso holds a B.S.c. in Business Administration and Finance from the UPC, a member of Laureate Universities in Peru.

Sanjay Pai, Chief Strategy Officer, was a founding investor and director of Comanche Clean Energy, a Brazilian sugarcane ethanol company. Mr. Pai has worked closely with Comanche management to raise more than $200 million and build the company including the purchase of two facilities and build one new state of the art facility.  His involvement in the sugarcane industry dates back to the early 1990s when he advised a Brazilian sugarcane cooperative.  Along with English, Mr. Pai is fluent in Hindi, Italian, Portuguese, Spanish and French.

Valerie Broadbent, Secretary, is the managing member of Berkeley Consulting Group, LLC and Chief Administrative Officer of MBA Holdings, LLC, which consults and advises companies on organization, corporate administration and business strategies.  Ms. Broadbent has more than 30 years of experience working in corporate administration for both public companies and in the private sector. She has previously served as corporate secretary for three public companies and a variety of other private companies.

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

Board of Directors

Our Board of Directors is currently composed of three members, Steven Magami, Stephen Norris and Jose Gonzales. Steven Magami is our Chairman of the Board of Directors. In this capacity, he is responsible for presiding at meetings of the Board of Directors and exercising and performing such other powers and duties as may be from time to time assigned by the Board of Directors or prescribed by our Amended and Restated Bylaws.

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

Board Meetings

Our Board of Directors held 13 formal meetings during the year ended December 31, 2008.  Each Director attended at least 75% of the meetings of the Board of Directors and the Board Committees of which he was a member.

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

Item 11.  Executive Compensation

The following table sets forth all compensation received during the two years ended December 31, 2008 by our current President and each of the other most highly compensated executive officers.

								Non-
							Non-Equity	qualified
Name and							Incentive	Deferred	All Other
Principal		Salary		Bonus	Stock	Option	Plan	Compensation	Compensation	Total
Position	Year	($)		($)	Awards	Awards	Compensation	Earnings	($)	($)
Tom Snyder, President, and Chief Executive Officer (1)	2008		$166,667								$166,667

Eduardo Aza, Chief Operating Officer (2)	2008 2007	$ $	98,667 16,000							$ $	98,667 16,000

Julio Alonso Chief Financial Officer and Treasurer (3)	2008 2007	$ $	75,666 11,400							$ $	75,666 11,400

Sanjay Pai Chief Strategy Officer (4)	2008		$93,750								$93,750

Kenneth P. Laurent, President and Chief Executive Officer (5)	2007

Todd Laurent, Secretary and Treasurer (6)	2007

Carlos Antonio Salas, Chief Executive Officer, and Director (7)	2008 2007	$ $	124,200 27,600							$ $	124,200 27,600

Luis Goyzueta President (8)	2008 2007	$ $	39,800 33,774							$ $	39,800 33,774

(1) Thomas Snyder has served as President of Stratos from May 5, 2008 until present date. Mr. Snyder also served as a consultant of Stratos Peru from March 1, 2008 to May 5, 2008; pursuant to a consulting agreement with Stratos Peru he received a salary of $5,000 per month. Mr. Snyder gave up his position as a consultant of Stratos to assume the position of President pursuant to which he receives a salary of $20,833 per month. On October 8, 2008 Mr. Snyder was also appointed to the position of Chief Executive Officer.

(2) Eduardo Aza has served as Chief Operating Officer of Stratos from November 22, 2007. Mr. Aza was paid $8,000 a month under the terms of the one year agreement that ended on November 4, 2008.    Mr. Aza’s contract was renewed upon its expiration and pursuant to the new contract we have agreed to pay him a monthly salary of $9,333.

(3) Julio Cesar Alonso has served as Chief Financial Officer from November 5, 2007. Mr. Alonso was paid $5,700 a month under the terms of the one year agreement that ended on November 4, 2008.   Upon its expiration, the contract was renewed for an indefinite term. Pursuant to the terms of the agreement, we have agreed to pay Mr. Alonso $9,333 per month.

(4) Sanjay Pai has served as the Chief Strategy Officer for Stratos since April 1, 2008.  Mr. Pai received salary of $10,417 per month pursuant to his employment agreement with Stratos.

(5) Kenneth Laurent served as the President and Chief Executive Officer of NDCI. Mr. Laurent did not receive any direct cash or non-cash compensation during the fiscal year ending December 31, 2007. Mr. Laurent resigned from both positions on November 14, 2007.

(6) Todd Laurent served as the Secretary and Treasurer of NDCI.  Mr. Laurent did not receive any direct cash or non-cash compensation during the fiscal year ending December 31, 2007. Mr. Laurent resigned on November 14, 2007.

(7) Carlos Antonio Salas has served as Chief Executive Officer and a Director of Stratos Peru since November 5, 2007, and as Chief Executive Officer and Director of Stratos since November 14, 2007. Beginning on November 5, 2007, Mr. Salas received salary of $13,800 per month pursuant to his employment agreement with Stratos Peru.  Mr. Salas was not compensated for either of his roles with Stratos. Mr. Salas resigned from both positions on October 3, 2008.

(8) Luis Goyzueta served as President and a Director of Stratos from November 14, 2007 until March 10, 2008, when he resigned from both positions. Mr. Goyzueta did not receive any compensation for his services rendered to Stratos. Mr. Goyzueta also served as a manager of Stratos Peru since November 5, 2007, pursuant to an employment agreement with Stratos Peru. As a manager of Stratus Peru, Mr. Goyzueta received a salary of $12,700 per month. Mr. Goyzueta resigned from his position as a manager of Stratos Peru on March 10, 2008.

Outstanding Equity Awards At Fiscal Year-End

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2008.

Director Compensation

The following table summarizes the compensation paid to Stratos’ directors for the fiscal year ended December 31, 2008:

	Fees			Non-Equity
	Earned or	Stock	Option	Incentive Plan	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash	($)	($)	($)	($)	($)
Steven Magami (1)	$177,000					$177,000
Stephen Norris (2)	$75,000					$75,000
Jose Gonzales (3)	$35,000					$35,000
Carlos Antonio Salas (4)
Luis Goyzueta (5)
Luis Francisco de las Casas (6)

(1) Steven Magami has served as our Chairman of the Board of Directors and President since November 14, 2007, pursuant to which he received $10,000 per month in compensation.  On June 4, 2008 he resigned as President but remained Chairman of the Board of Directors.  Mr. Magami began receiving a monthly compensation of $20,833 pursuant to his new agreement effective April 2008.

(2) Stephen Norris has served as our Vice Chairman of the Board of Directors since August 27, 2008 pursuant to which he receives $15,000 per month in compensation.

(3) Jose Gonzales has served as a Director on the Board of Directors since June 4, 2008 pursuant to which he receives $5,000 per month in compensation.

(4) Carlos Antonio Salas resigned as a Director of Stratos on October 3, 2008.

(5) Luis Goyzueta resigned as a Director of Stratos on March 10, 2008.

(6) Luis Francisco de las Casas resigned as a Director of Stratos on June 4, 2008.

Employment Agreements

Other than as described below, we are not party to any employment contracts with our officers and directors.

Thomas Snyder:  Thomas Snyder has served as President of Stratos since June 4, 2008 and as Chief Executive Officer since October 8, 2008.  Pursuant to his employment contract with the company, he receives an annual salary of $250,000 and an annual bonus of $250,000.

Steven Magami: Steven Magami has served as our Chairman of the Board of Directors since November 14, 2007 and received $10,000 per month for his services. He continued to serve solely as our Chairman of the Board through March 14, 2008, when he was additionally appointed President of Stratos. On June 4, 2008 he resigned as President but remained Chairman of the Board of Directors.  He currently has an employment agreement with the Company and receives an annual salary of $250,000.

Eduardo Aza: Our wholly-owned subsidiary, Stratos Peru, entered into an employment agreement with Mr. Aza for his services as Chief Operating Officer effective November 22, 2007. The term of the agreement was for one year, which ended on November 4, 2008.  His contract was renewed upon expiration under an indefinite term labor contract. Pursuant to the terms of the agreement, we have agreed to pay Mr. Aza an annual salary of $112,000 per year.

Julio Cesar Alonso: Our wholly-owned subsidiary, Stratos Peru, entered into an employment agreement with Mr. Alonso for his services as Chief Financial Officer effective November 5, 2007. The term of the agreement was for one year, which ended on November 4, 2008.  His contract was renewed upon expiration under an indefinite term labor contract. Pursuant to the terms of the agreement, we have agreed to pay Mr. Alonso an annual salary of $112,000 per year.

Carlos Antonio Salas: Our wholly owned subsidiary, Stratos Peru, entered into an employment agreement with Mr. Salas for his services as Chief Executive Officer effective November 5, 2007. The term of the agreement was for one year, ending on November 4, 2008. Pursuant to the terms of the agreement, we agreed to pay Mr. Salas an annual salary of $165,600 per year. In addition to his annual salary, Mr. Salas was granted one additional month of salary in July under Peruvian Labor laws.  Mr. Salas resigned from his role as Chief Executive Officer and Director on October 3, 2008.

Stock Option Plans

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Based solely upon the Company’s review of the information received, the Company believes that, during the year ended December 31, 2008, all persons complied with such filing requirements on a timely basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

As of March 31, 2009, we had 64,202,661 shares of common stock and 8,400,009 shares of Series A preferred stock issued and outstanding.

Name of Beneficial Owner and	Shares of common stock Beneficially Owned		Shares of Series A preferred stock Beneficially Owned
Address(1)	Number(2)	Percentage(2)	Number(2)	Percentage(2)
Steven Magami (3)	14,739,956	20.66	7,142,857	85.03
Stephen Norris	2,500,000	3.86	-	-
Jose Gonzales	-	-	-	-
Tom Snyder (4)	2,250,000	3.48	-	-
Eduardo Aza	3,018,018	4.70	-	-
Sanjay Pai	500,000	*	-	-
Julio Alonso	540,541	*	-	-
Valerie Broadbent (5)	200,000	*	-	-
Carlos Antonio Salas (6)	5,000,000	7.79	-	-
Luis Goyzueta (7)	8,787,327	13.61	-	-
All Executive Officers and Directors as a Group (8 persons) (8)	23,748,515	32.83	7,142,857	85.03

*           Less than 1%

(1)	Unless otherwise indicated, the address of the beneficial owner is 9440 Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on 64,202,661 shares of common stock outstanding as of March 31, 2009.

(3)
Steven Magami’s indirect holdings consist of 7,597,099 shares of common stock, of which. 6,768,018 shares of common stock are held by SGM Capital, LLC and 829,081 shares of common stock are held by MA Green, LLC.  Mr. Magami’s indirect holdings also consist of 7,142,857 shares of Series A preferred stock held by MA Green, LLC, currently convertible into 7,142,857 shares of common stock.  Mr. Magami is the manager of SGM Capital, LLC and MA Green, LLC and exercises voting and investment control over the shares.  Thus for the purpose of this table, Mr. Magami is deemed to be the beneficial owner of 14,739,956 shares of common stock and 7,142,857 shares of Series A preferred stock.

(4)
Tom Snyder’s direct holdings consist of warrants to purchase 500,000 shares of common stock and indirect holdings consist of 1,750,000 shares of common stock held by Fast Track Investments, LLC.  Mr. Snyder is the manager of Fast Track Investments, LLC and exercises voting and investment control over the shares.

(5)
Valerie Broadbent’s indirect holdings consist of 200,000 shares of common stock which shares are held by Berkeley Consulting Group, LLC  Ms. Broadbent is the manager of Berkeley Consulting Group, LLC and exercises voting and investment control over the shares.

(6)	Carlos Antonio Salas’ address is Osa Mayor #141, Casa N 6, Urb. Monterrico, Santiago de Surco, Lima, Peru.

(7)
Luis Humberto Goyzueta’s address is Av. La Merced 810, Surco, Lima, Peru. Mr. Luis Humberto Goyzueta’s holdings consist of 8,430,290 shares of common stock and warrants to purchase 357,037 shares of common stock.

(8)	Consists of direct and indirect holdings of 23,748,515 shares of common stock and 7,142,857 shares of Series A preferred stock.

Description of Securities

We are presently authorized under our Amended and Restated Articles of Incorporation to issue 300,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, $.001 par value. As of March 31, 2009, we had 64,202,661 shares of common stock, 8,400,009 shares of Series A preferred stock and warrants to purchase an aggregate of 7,971,419 shares of common stock issued and outstanding.

The following descriptions of our capital stock are only summaries and do not purport to be complete and are subject to and qualified by our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, by the Amended and Restated Certificate of Designation of our Series A preferred stock and by the provisions of applicable corporate laws of the State of Nevada.

Common Stock

As of March 31, 2009, we had 64,202,661 shares of common stock issued and outstanding. Each share of common stock issued and outstanding entitles the holder thereof to one vote on all matters submitted to the vote of the stockholders. Our common stock may be issued for such consideration and for such corporate purposes as the Board of Directors may from time to time determine. Fully paid shares of common stock are not liable to any further call or assessment. Dividends may be declared and paid on our common stock only out of legally available funds. Upon the sale of substantially all of the stock or assets of the Company or dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, after all liquidation preferences payable to any series of preferred stock have been satisfied, the remaining net assets of the Company will be distributed to the holders of common stock and preferred stock in proportion to the number of shares of common stock then held by them and the number of shares of common Stock which the holders of preferred stock have the right to acquire upon conversion of the preferred stock held by them. To the extent that additional shares of common stock may be issued in the future, the relative interests of the then existing stockholders may be diluted.

Series A Preferred Stock

As of March 31, 2009 we have an aggregate of 8,400,009 issued and outstanding shares of Series A preferred stock. Upon the purchase of their Series A preferred stock, the holders of the Series A preferred stock received a funding fee equal to 2% of the purchase price paid. The holders of our Series A preferred stock are entitled to the following rights, preferences and privileges:

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

Convertible Promissory Notes

As of March 31, 2009, we have $9,295,000 of convertible promissory notes which are convertible into 13,278,571 shares of common stock at an average conversion price of $0.70

Warrants

As of March 31, 2009, we have warrants to purchase 7,971,419 shares of common stock at an average price of $0.75 per share with an average remaining contractual term of 4.46 years.

Registration Rights

We have granted certain registration rights in connection with the Private Placement, Series A Private Placement and Bridge Financing. We are obligated to file with the SEC within 30 days after we close the PIPE, a registration statement covering the resale of:

•	100% of the common stock and common stock underlying the warrants issued in connection with the Private Placement;

•	100% of the common stock underlying the Series A preferred stock and common stock underlying the warrants issued in connection with the Series A Private Placement; and

•	100% of the common stock underlying the promissory notes and common stock underlying the warrants issued in connection with the Bridge Financing.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth in this Report, Stratos has not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons.

On January 7, 2008, we entered into a Consulting Services Agreement with a third party consulting company, or Consultant, pursuant to which the Consultant agreed to provide consulting services, including updating the use of funds for Phase I and structuring a financial model for the simulation of various scenarios regarding our ethanol production. Mr. Salas owns 95% of the Consultant and the Chief Executive Officer of the Consultant is the wife of Mr. Salas.  Mr. Salas was also a former member of the Board of Directors of the Consultant.  As of December 31, 2008, the Company has paid the Consultant $230,000 for services.

On March 10, 2008, we entered into a services agreement with Iberocons S.A. or Iberocons, pursuant to which Iberocons has conducted a feasibility analysis of using desalinated sea water as part of the irrigation process for our greenfields. The agreement was terminated on April 29, 2008. During the year ended December 31, 2008, the Company paid $33,000 for the services. Iberocons owns 5% of a third party consulting company, and Antonio Salas, the Company’s former director and Chief Executive Officer, is a 10% owner of Iberocons. Mr. Salas resigned as the Company’s director and Chief Executive Officer on October 3, 2008.

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

Director Independence

The Board of Directors has determined that the Board of Directors is “independent” in accordance with the Marketplace Rules of the NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors. The Board of Directors has determined that Messrs. Steven Magami, Stephen Norris and Jose Gonzales are “independent” directors under these standards.

Item 14.  Principal Accountant Fees and Services

On December 4, 2007 we appointed Moore Stephens Wurth Frazer and Torbet, LLP as our independent auditors for the fiscal years ended December 31, 2008 and 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Moore Stephens Wurth Frazer and Torbet, LLP for fiscal 2008 and 2007.

	2008	2007
Audit Fees	$117,000	$85,000
Audit-Related Fees	-	-
Tax Fees	6,000	-
All Other Fees	-	-
Total	$123,000	$85,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

Item 15.  Exhibits

21	Subsidiaries
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION, a Nevada corporation

Date: April 15, 2009	By:	/s/ THOMAS SNYDER
Thomas Snyder, CEO
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN MAGAMI	Chairman of the Board of Directors	April 15, 2009
Steven Magami	(Principal Executive Officer)

/s/ STEPHEN NORRIS	Director	April 15, 2009
Stephen Norris

/s/ JOSE GONZALES	Director	April 15, 2009
Jose Gonzales

/s/ THOMAS SNYDER	President and Chief Executive Officer	April 15, 2009
Thomas Snyder

/s/ JULIO CESAR ALONSO	Chief Financial Officer and Treasurer	April 15, 2009
Julio Cesar Alonso	(Principal Accounting Officer)