Form 10-K/A
period 2008-12-31
Stratos Renewables CORP
filed 2009-05-08
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

STRATOS RENEWABLES CORPORATION, a Nevada corporation

Date: May 1, 2009	By:	/s/ THOMAS SNYDER
Thomas Snyder, CEO
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVE MAGAMI	Chairman of the Board	May 1, 2009
Steve Magami

/s/ STEPHEN NORRIS	Vice Chairman	May 1, 2009
Stephen Norris

/s/ JOSE GONZALES	Director	May 1, 2009
Jose Gonzales

/s/ THOMAS SNYDER	President and Chief Executive Officer	May 1, 2009
Thomas Snyder

/s/ JULIO CESAR ALONSO	Chief Financial Officer and Treasurer	May 1, 2009
Julio Cesar Alonso	(Principal Accounting Officer)