Form 10-Q
period 2009-03-31
Stratos Renewables CORP
filed 2009-05-20
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
☐           Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-50903

STRATOS RENEWABLES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	20-1699126 (I.R.S. Employer Identification No.)

9440 Santa Monica Blvd., Suite 401
Beverly Hills, California  90210
 (Address of Principal Executive Offices) (Zip Code)

(310) 402-5901
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 As of May 18, 2009, the Company had 64,796,189 outstanding shares of common stock, par value $0.001.

STRATOS RENEWABLES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Financial Statements

Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Operations and Other Comprehensive Income (Loss)
	for the three months ended March 31, 2009 and 2008, and for the period from
	February 27, 2007 (date of inception) to March 31, 2009	4

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from
	February 27, 2007 (date of inception) to March 31, 2009	5

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2009 and 2008, and for the period from
	February 27, 2007 (date of inception) to March 31, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$65,313	$761,257
Funds held in trust for the Company	-	92,652
Debt issuance costs	762,600	1,013,326
Prepaid expenses and other current assets	561,858	712,111
TOTAL CURRENT ASSETS	1,389,771	2,579,346

PLANT AND EQUIPMENT, net	5,178,771	5,223,296
LAND DEPOSITS	302,903	302,632
VAT CREDITS	1,236,455	1,225,130
OTHER ASSETS	118,351	118,958
TOTAL ASSETS	$8,226,251	$9,449,362

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,001,268	$906,495
Accrued interest	699,401	425,329
Other payables	806,782	620,084
Accrued redemption premium	308,676	296,615
Convertible promissory notes, net of debt discounts of $2,782,384 and
$3,692,790 as of March 31, 2009 and December 31, 2008, respectively	6,512,616	5,602,210
Accrued derivative liabilities	1,263,100	2,652,692
TOTAL CURRENT LIABILITIES	10,591,843	10,503,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 50,000,000 shares
authorized; 8,400,009 and 8,571,429 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	8,400	8,572
Common stock; $0.001 par value; 250,000,000 shares
authorized; 64,202,661 and 63,495,180 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	64,203	63,495
Additional paid-in capital	9,108,030	12,649,041
Other comprehensive loss	(316,781)	(272,344)
Deficit accumulated during the development stage	(11,229,444)	(13,502,827)
TOTAL STOCKHOLDERS' DEFICIT	(2,365,592)	(1,054,063)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,226,251	$9,449,362

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2009 and 2008 and
For the Period from February 27, 2007 (Date of Inception) to March 31, 2009

			For the period
			from February 27, 2007
	Three Months Ended March 31,		(date of inception)
	2009	2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Consulting fees	32,020	745,470	1,507,054
General and administrative	471,427	881,964	3,930,373
Professional fees	192,894	671,943	2,790,942
Salaries and wages	603,946	431,376	3,307,717
TOTAL OPERATING EXPENSES	1,300,287	2,730,753	11,536,086

LOSS FROM OPERATIONS	(1,300,287)	(2,730,753)	(11,536,086)

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(1,188,684)	(609,317)	(4,969,050)
Interest expense	(364,060)	(731,520)	(2,392,953)
Change in fair value of accrued derivative liabilities	3,167,934	203,083	7,766,231
Other income (expenses), net	3,732	(153,817)	(95,936)
TOTAL OTHER INCOME (EXPENSES), net	1,618,922	(1,291,571)	308,292

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	318,635	(4,022,324)	(11,227,794)

PROVISION FOR INCOME TAXES	800	800	1,650

NET INCOME (LOSS)	$317,835	$(4,023,124)	$(11,229,444)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(44,437)	686,811	(316,781)

COMPREHENSIVE INCOME (LOSS)	$273,398	$(3,336,313)	$(11,546,225)

INCOME (LOSS) PER COMMON SHARE
BASIC	$-	$(0.07)	$(0.20)
DILUTED	$-	$(0.07)	$(0.20)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING
BASIC	63,771,610	58,290,604	55,474,762
DILUTED	72,186,856	58,290,604	55,474,762

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from February 27, 2007 (Date of Inception) to March 31, 2009

							Deficit Accumulated
					Additional	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital</fon t>	Gain (loss)</f ont>	Stage	Equity (Deficit)

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash	-	-	45,000,000	45,000	(44,666)	-	-	334
Shares issued in connection with reverse merger transaction	-	-	10,000,000	10,000	(9,789)	-	-	211
Common stock issued for cash	-	-	2,666,794	2,667	1,442,065	-	-	1,444,732
Preferred stock issued for cash	7,142,857	7,143	-	-	4,334,254	-	-	4,341,397
Foreign currency translation adjustment	-	-	-	-	-	14,021	-	14,021
Net loss	-	-	-	-	-	-	(1,587,257)	(1,587,257)
Balance, December 31, 2007	7,142,857	$7,143	57,666,794	$57,667	$5,721,864	$14,021	$(1,587,257)	$4,213,438

Issuance of common stock and warrants for cash	-	-	2,410,639	2,411	1,173,586	-	-	1,175,997
Cashless exercise of warrants (595,713 warrants exercised for 325,763 shares)	-	-	325,763	326	(326)	-	-	-
Issuance of preferred stock and warrants for cash	1,428,572	1,429	-	-	611,405	-	-	612,834
Conversion of convertible notes to common stock	-	-	1,166,605	1,167	815,457	-	-	816,624
Reclassify beneficial conversion feature from liability to equity	-	-	-	-	3,686,051	-	-	3,686,051
Cashless exercise of warrants (1,956,302 warrants exercised for 903,239 shares) on November 10, 2008	-	-	903,239	903	(903)	-	-	-
Cashless exercise of warrants (285,714 warrants exercised for 132,652 shares) on November 18, 2008	-	-	132,652	132	(132)	-	-	-
Issuance of 239,488 shares of common stock for legal services	-	-	239,488	239	167,403	-	-	167,642
Issuance of 650,000 shares of common stock related to consulting agreement	-	-	650,000	650	454,350	-	-	455,000
Beneficial conversion feature associated with convertible notes					20,286			20,286
Foreign currency translation adjustment	-	-	-	-	-	(286,365)	-	(286,365)
Net loss	-	-	-	-	-	-	(11,915,570)	(11,915,570)
Balance, December 31, 2008, as previously reported	8,571,429	$8,572	63,495,180	$63,495	$12,649,041	$(272,344)	$(13,502,827)	$(1,054,063)

Cumulative effect of reclassification of warrants and conversion options	-	-	-	-	(3,706,338)	-	1,955,548	(1,750,790)
Balance, January 1, 2009, as adjusted	8,571,429	$8,572	63,495,180	$63,495	$8,942,703	$(272,344)	$(11,547,279)	$(2,804,853)

Conversion of preferred stock on January 8, 2009; 171,420 preferred shares converted to common shares	(171,420)	(172)	183,864	184	(12)	-	-	-
Issuance of 302,935 shares of common stock for additional interest	-	-	302,935	303	105,313	-	-	105,616
Issued 220,682 shares for consulting services	-	-	220,682	221	60,026	-	-	60,247
Foreign currency translation adjustment	-	-	-	-	-	(44,437)	-	(44,437)
Net income	-	-	-	-	-	-	317,835	317,835
Balance, March 31, 2009 (unaudited)	8,400,009	$8,400	64,202,661	$64,203	$9,108,030	$(316,781)	$(11,229,444)	$(2,365,592)

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 and
For the Period from February 27, 2007 (Date of Inception) to March 31, 2009

			For the period from
	For the Three	For the Three	February 27, 2007
	Months Ended	Months Ended	(date of inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$317,835	$(4,023,124)	$(11,229,444)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of debt discounts and debt issuance costs	1,188,684	609,317	4,969,050
Depreciation	14,618	3,927	53,425
Change in fair value of accrued derivative liabilities	(3,167,934)	(203,083)	(7,766,231)
Amortization of prepaid consulting	116,690	83,107	536,054
Common stock issued for services	60,247	-	60,247
Issuance of shares of common stock for additional interest	105,616	-	105,616
Changes in operating assets and liabilities:
Prepaid expenses and other assets	32,374	(49,922)	(258,536)
Accounts payable	94,442	764,450	1,166,811
Accrued interest	274,072	75,991	766,851
Other payables	187,360	110,319	818,771
Accrued redemption premium	12,061	690,043	807,850
Net cash used in operating activities	(763,935)	(1,938,975)	(9,969,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	-	(566,646)	(5,529,145)
Deposit for land acquisition	-	-	(323,313)
Increase in VAT credits	(18,479)	(144,329)	(1,275,294)
Change in funds held in trust for the Company	91,115	-	(1,537)
Cash acquired with acquisition	-	-	211
Net cash provided by (used in) investing activities	72,636	(710,975)	(7,129,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,585,794	3,554,537
Proceeds from sale of preferred stock	-	-	6,000,000
Payment of offering costs associated with the sale common and preferred stock	-	-	(521,246)
Proceeds from issuance of convertible debenture	-	-	12,248,000
Payment of offering costs associated with issuance of convertible debenture	-	-	(1,365,499)
Principal payment of convertible debt	-	-	(2,798,000)
Net cash provided by financing activities	-	1,585,794	17,117,792

Effect of exchange rate changes on cash and cash equivalents	(4,645)	158,905	46,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(695,944)	(905,251)	65,313

CASH AND CASH EQUIVALENTS, Beginning of period	761,257	3,357,417	-

CASH AND CASH EQUIVALENTS, End of period	$65,313	$2,452,166	$65,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$620,135
Income taxes paid	$800	$800	$1,650

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$-	$-	$874,990
Issuance of warrants in acquisition	$-	$-	$229,748
Acquisition of shell company	$-	$-	$211
Issuance of common stock for conversion of principal and interest	$-	$-	$816,624
Issuance of warrants as debt issuance costs	$-	$-	$186,747
Beneficial conversion feature associated with convertible debenture	$-	$-	$3,947,040
Warrant liability associated with convertible debenture	$-	$-	$1,862,173
Issuance of warrants with preferred stock	$-	$-	$142,166
Cashless exercise of warrants	$-	$-	$1,362
Issuance of warrants as prepaid consulting fees	$-	$-	$216,106
Issuance of common stock for accounts payable	$-	$-	$167,642
Reclassify beneficial conversion feature liability to equity	$-	$-	$3,686,051
Issuance of common stock and convertible notes for consulting fees	$-	$-	$550,000

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Stratos Renewables Corporation and subsidiaries (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
(Unaudited)

Development Stage Company and Going-Concern

The Company is a development stage company and is subject to risks and uncertainties that include: new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, availability of sufficient capital, and a limited operating history. Accordingly, the Company presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage on the consolidated statements of operations and other comprehensive income (loss) and consolidated statements of cash flows from inception of the development stage to the date on the current consolidated balance sheets. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The Company has not generated any operating revenues and has working capital deficits, which raises substantial doubt about its ability to continue as a going concern.  During the three months ended March 31, 2009, the Company recorded net income of $317,835 and as of March 31, 2009, the Company has a deficit accumulated during the development stage of $11,229,444.

Given that the Company is a development stage company and has not generated any revenues to date, its cash flow projections are subject to numerous contingencies beyond its control, including the ability to manage its expected growth, complete construction of the proposed plant and commence operations.   The Company’s existing capital resources are not sufficient to fund its operations for the next twelve months, and therefore, the Company will need additional financing to fund future operations through offerings of equity or debt securities.   The Company can offer no assurances that it will be able to obtain additional funds on acceptable terms, if at all.  If the Company is not able to obtain additional financing on a timely basis, it will not be able to meet its other obligations as they become due and we will be forced to scale down or perhaps even cease the operations of their business.

As part of the management’s business plan, the Company has raised approximately $19 million in order to fund operations, secure land rights and begin construction of the proposed plant.  Management will continue to seek additional capital through debt and equity securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its subsidiaries.

The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (“PEN”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Stratos Renewables Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, future tax rates used to determine future income taxes, and the carrying value of warrant and conversion option liabilities. Actual results could differ materially from these estimates upon which the carrying values were based.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash, with original maturities of three months or less when purchased, to be cash and cash equivalents.

Funds Held in Trust for the Company

On December 31, 2008, the Company withdrew funds from its operating accounts which were held in trust by an officer of the Company.  These funds were deposited back to the operating account during the quarter ended March 31, 2009.

Concentration of Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within Peru are not covered by insurance. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $50 and $612,559, respectively. The Company has not experienced any losses on cash and cash equivalents.

Our operations are in Peru and virtually all of our assets and liabilities give rise to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

VAT Credits

As of March 31, 2009 and December 31, 2008, the Company recognized a VAT (value added tax) credit of $1,236,455 and $1,225,130, respectively, in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the credits have been classified as non-current.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Plant and Equipment

Plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 4 to 10 years. The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations as incurred.

Impairment of Long-Lived Assets

The Company follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company believes that as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, PEN, as its functional currency. Such financial statements were translated into U.S. Dollars (“USD”) in accordance with SFAS No. 52, “Foreign Currency Translation,” with the PEN as the functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at March 31, 2009 and December 31, 2008 were translated at 3.161 PEN and 3.142 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rates. The average translation rate applied to the consolidated statements of operations for the three months ended March 31, 2009 and 2008, was 3.195 PEN and 2.872 PEN to $1.00 USD, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the three months ended March 31, 2009, the Company recorded a transaction gain of $4,047, and for the three months ended March 31, 2008 and for the period from February 27, 2007 (date of inception) to March 31, 2009, the Company recorded net transaction losses of approximately $162,936 and $96,775, respectively, and are included in other income on the consolidated statements of operations.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts charged to expenses and undeclared revenues. From January 1, 2007, the taxpayer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration of Peru.

Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008 and for the period from inception (February 27, 2007) to March 31, 2009.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

			For the period from
			inception (February 27, 2007)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)
	Shares	Shares	Shares
Weighted average shares used in basic
computation	63,771,610	58,290,604	55,474,762
Diluted effect of Series A Preferred Shares	8,415,246	-	-
Weighted average shares used in diluted
computation	72,186,856	58,290,604	55,474,762

All warrants and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.

Accrued Derivative Liabilities

Effective January 1, 2009, the Company applies FASB’s Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), adopted in January 1, 2008, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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
(Unaudited)

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

The Company’s conversion option liability is carried at fair value totaling $262,918 and $0 as of March 31, 2009 and December 31, 2008, respectively.  The Company carries its warrants at fair value totaling $1,000,182 and $2,652,692 as of March 31, 2009 and December 31, 2008, respectively. The Company used Level 2 inputs for its valuation methodology for the conversion option liability and warrant liability, and their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Carrying Value As of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Conversion option liability	$262,918		$262,918
Warrant liability	$1,000,182		$1,000,182

The Company recognized a gain of $1,515,424, a loss of $6,177 and a gain of $4,606,950, respectively, on the conversion option liability for the three months ended March 31, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to March 31, 2009, respectively.

The Company recognized gains of $1,652,510, $209,260 and $3,159,281, respectively, on the warrant liability for the three months ended March 31, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to March 31, 2009, respectively.

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

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or cash flows as previously reported.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  The Company adopted SFAS 160 effective January 1, 2009.  The Company has determined the adoption of SFAS 160 did not have a material impact to the Company’s consolidated financial position or consolidated results of operations as of March 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The Company’s adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its conslidated financial position, results of operations and cash flows.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 - Plant and Equipment

Plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008
Description	(unaudited)
Sugar plant	$4,907,145	$4,936,771
Leasehold improvements	61,259	61,629
Computer equipment and software	169,192	169,835
Other	92,483	91,838
	5,230,079	5,260,073
Less: accumulated depreciation	(51,308)	(36,777)
Plant and equipment, net	$5,178,771	$5,223,296

Depreciation expense amounted to $14,618, $3,927 and $53,425 for the three months ended March 31, 2009 and 2008 and for the period from February 27, 2007 (date of inception) to March 31, 2009, respectively. Due to significant modifications to the sugar plant, the plant is currently not in service and is not being depreciated.

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

Conversion of Series A Preferred Stock for Common Stock

On January 8, 2009, certain holders of Series A Preferred Stock converted 171,420 shares into 183,864 shares of the Company’s Common stock.  The principal and the 10% per annum cumulative dividends related to the conversion were $119,994 and $8,711, respectively, with a conversion price of $0.70.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consulting Agreements

On February 18, 2009, the Company entered into consulting agreements with two unaffiliated third parties to provide investor relations services for the Company.  As part of the consulting agreements, the Company issued two separate unsecured convertible promissory notes with an aggregate principal balance of $60,000.  The interest rate for each note was 5% with the total principal and unpaid interest due on February 18, 2010.  The notes were convertible into shares of Common Stock at a conversion price calculated as the average of the closing bid price for the shares for ten business days prior to the conversion date.  On March 20, 2009, the holders of the notes converted the $60,000 principal and accrued interest at a conversion price of $0.27 into 220,682 shares of Common Stock.

Common Stock Issued for Interest

Per the unsecured promissory note agreements with certain holders, the Company issued 302,935 shares of Common Stock representing additional interest of $105,616 (see “Convertible Note Financing” in Note 5).

Note 5 - Convertible Promissory Notes

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

The note matures on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and cashless exercise provision.

Convertible Note Financing

During the year ended December 31, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to unaffiliated third party investors. The Company received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes were scheduled to mature at various times between November 23, 2008 and January 1, 2009, and had interest at the rate of 12% per annum, payable in full at maturity.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

If at least $25 million was not raised by the Company on or before the applicable maturity date, the Company would have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes were in default. If the notes were not paid on or before the applicable maturity date, the Company would pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date, provided that in no event will the annual interest rate exceed 18%. The note holders would be entitled to receive 115% of the sum of the original principal and accumulated interest, if the note holders chose to be repaid in cash on the maturity date. The note holders would have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders would also be paid a monitoring fee of 5% of the original principal amount of the note. If the note were not paid on or before the maturity date (as extended), the Company would issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8 and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

The Company received extensions on these convertible promissory notes that extend the maturity dates between February 23, 2009 and April 18, 2009.  The Company has not made the necessary re-payments to meet the extended maturity dates on certain of these convertible promissory notes that total $1,850,000; however, the Company is currently in negotiations with the convertible promissory note holders to further extend these maturity dates.

Pursuant to the loan provisions, the Company issued 302,935 shares of common stock valued at $105,616, which is recorded as interest and financing expense in the accompanying consolidated statements of operations.

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
(Unaudited)

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

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the convertible promissory notes and related discounts is below:

Description	Amount

Unsecured convertible note - Gabinete	$350,000
Unsecured convertible note - various investors	1,850,000
Secured convertible note - Whitebox	2,000,000
Unsecured convertible note - I2BF	5,000,000
Unsecured convertible note - consultants	95,000
Gross principal balance, March 31, 2009	9,295,000
Unamortized debt discount	(2,782,384)
Balance, March 31, 2009, net	$6,512,616

The Company has recorded interest expense of $364,060, $731,520 and $2,392,953 for the three months ended March 31, 2009 and 2008 and for the and for the period from February 27, 2007 (date of inception) to March 31, 2009, respectively.

The Company amortized debt discounts and debt issuance costs of $1,188,684, $609,317 and $4,969,050 for the three months ended March 31, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to March 31, 2009, respectively.

Note 6 – Accrued Derivative Liabilities

Accrued Warrant Liability

The Company has issued warrants as part of the debt issuances, stock issuances and consulting services.  The warrants met the definition of a derivative instrument in accordance with SFAS 133 and EITF 00-19, and as such, the warrants were initially recorded as accrued warrant liabilities.  Therefore, the adoption of EITF 07-5 effective January 1, 2009, had no impact on the Company’s accounting of warrant liability.  The fair value of all warrants at March 31, 2009 is $1,000,182.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  expected life between 1.63 and 4.41years, risk free interest rate between 0.81% and 1.67%, dividend yield of 0%, and volatility of 110%.

Accrued Conversion Option Liability

The conversion option embedded in the Company’s convertible debt, as described in Note 5,  previously met the criteria of being “conventional convertible” debt and, accordingly, it was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet the criteria of EITF 07-5 because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed” criterion in that Issue.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged to operations.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the $9,295,000 of the Company’s convertible notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,955,548 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding convertible notes.  The fair value of all conversion options at March 31, 2009 is $262,918.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  expected life between 0.63 years, risk free interest rate of 0.43%, dividend yield of 0%, and volatility of 110%.

Note 7 - Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% per annum, and must be repaid in full on or before November 14, 2014.  The agreement was amended which ceased the accrual of interest as of January 1, 2008.  As of March 31, 2009 and December 31, 2008 there was $30,181 of accrued interest. This amount has been eliminated in consolidation.

Note 8 - Commitments and Contingencies

Leases

The Company entered into a four-year lease agreement for office space in Lima, Peru, for monthly payments of $6,179. The lease began in January 2008.

In September 2008, the Company entered into a one-year lease for office space in Chiclayo, Peru for monthly payments of $1,140 for the first five months and $1,055 for the next seven months.

On June 19, 2008, the Company entered into a 99-year land lease agreement, expiring in 2107, for approximately 24,000 hectares of land in Peru.  The annual lease payment is approximately $192,000 ($8 per hectare) for the first year, $240,000 ($10 per hectare) after the first year until the initial harvest, and then $1,200,000 ($50 per hectare) thereafter.

Total rent expense for the leases described above was approximately $71,000, $19,000 and $254,000 for the three months ended March 31, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to March 31, 2009, respectively.

Litigation

The Company is subject to various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

Current policy initiatives, if fully implemented, could result in biofuels (mainly ethanol) displacing motor gasoline use. With regulatory directives requiring a minimum level of ethanol content in gasoline, many countries have instituted initiatives including tax incentives and biofuel blending mandates to accelerate the rate of biofuel production. Currently these mandates exist in 15 countries at national, regional or state levels – including California. Peru has mandated that gasoline include 7.8% ethanol by 2010.  The United States Renewable Fuel Standard (“RFS”) mandates the use of 36 billion gallons of renewable fuels per year by 2022, and we believe that production is currently behind these mandated levels.

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

The most important factors in locating land suitable for sugarcane production are:

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

Trends and Uncertainties

We have not generated any operating revenues and have working capital deficits, which raises substantial doubt about our ability to continue as a going concern. During the three months ended March 31, 2009, the Company recorded net income of $317,835 and as of March 31, 2009, the Company has a deficit accumulated during the development stage of $11,229,444.

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

Results of Operations

For the three months ended March 31, 2009 vs. the three months ended March 31, 2008

The following table sets forth our expenses (income) for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	Increase	Percentage
	2009	2008	(Decrease)	Change
Consulting fees	$32,020	$745,470	$(713,450)	-95.7%
General and administrative	$471,427	$881,964	$(410,537)	-46.5%
Professional fees	$192,894	$671,943	$(479,049)	-71.3%
Salaries and wages	$603,946	$431,376	$172,570	40.0%
Amortization of debt discounts and debt issuance costs	$1,188,684	$609,317	$579,367	95.1%
Interest expense	$364,060	$731,520	$(367,460)	-50.2%
Change in fair value of derivative liabilities	$(3,167,934)	$(203,083)	$(2,964,851)	1459.9%

Consulting fees were $32,020 for the three months ended March 31, 2009 compared to $745,470 for the three months ended March 31, 2008.  During the three months ended March 31, 2008, we incurred significant costs outsourcing certain functions to third party consultants to assist in advising on agricultural landscapes, other sugarcane development methods, and advising on dismantling and rebuilding the Sugar Mill.  We expect the consulting fees to increase once we receive additional funding.

General and administrative costs were $471,427 for the three months ended March 31, 2009 compared to $881,964 for the three months ended March 31, 2008.  The significant decreases were due to the decrease in investor relations expenses of approximately $316,000 and travel expenses of approximately $75,000.  The investor relations and travel expenses incurred during the three months ended March 31, 2008 were related to our efforts to secure financing.

Professional fees were $192,894 for the three months ended March 31, 2009 compared to $671,943 for the three months ended March 31, 2008, primarily due to a decrease in legal fees by approximately $392,000. The decrease in legal fees is because we had legal consultants assist in the land acquisitions and structuring of financing arrangements during the three months ended March 31, 2008.

Salaries and wages were $603,946 for the three months ended March 31, 2009 compared to $431,376 for the three months ended March 31, 2008.  The increase is due to the hiring of key executives throughout the last quarters of 2008.  We expect our wages to remain consistent for each quarter in the year ending December 31, 2009.

Amortization of debt discounts and debt issuance costs were $1,188,684 for the three months ended March 31, 2009 compared to $609,317 for the three months ended March 31, 2008.  These costs represent the fair value of the warrants and beneficial conversion features that are recorded as debt discounts and amortized over the terms of the debt.  Included in this amount are costs associated with issuing debt which is then amortized over the terms of the debt.  These costs will continue to increase during 2009 as the Company continues to issue debt, in exchange for cash, in order to complete Phase I and Phase II.

Interest expense was $364,060 for the three months ended March 31, 2009 compared to $731,520 for the three months ended March 31, 2008.  These costs consist of the interest expense and the interest premium associated with the convertible notes.  The interest expense for the three months ended March 31, 2009 decreased by $367,460 compared to the three months ended March 31, 2008.   However, the outstanding debt increased by approximately $6.3 million for the three months ended March 31, 2009 versus the three months ended March 31, 2008.  The decrease in interest rate for the three months ended March 31, 2009 is due to the repayment of debt with the issuance of new debt with more favorable terms.  The debt outstanding during the three months ended March 31, 2008, had a base rate of approximately 10% plus a 30% premium and an additional 10% premium if the debt were paid in shares.  We accrued interest expense based on the fact that we anticipated paying the debt with shares of our common stock.  However, the majority of the principal was repaid.  The convertible notes that are currently outstanding have premiums of 15% with interest rates between 10% and 12%.

The change in the value of the derivative liabilities resulted in a gain of $3,167,934 and $203,083 for the three months ended March 31, 2009 and 2008, respectively.  The gain is due to the decrease in share price which causes the fair value of the derivative liabilities to decrease thereby reducing the liabilities with a corresponding gain recorded in the consolidated statement of operations.  We also implemented EITF 07-5 and recorded on January 1, 2009 an accrued conversion option liability of $1,778,343 which had a fair value of $269,919 for a decrease of $1,515,424 in the conversion option liability.

Liquidity and Capital Resources

At March 31, 2009, our cash and cash equivalents totaled approximately $65,313, compared to approximately $761,257 as of December 31, 2008.  Currently, our operations are funded by financing activities.  Our existing capital resources are not sufficient to fund our operations for the next twelve months, and therefore, we will need additional financing to fund future operations through offerings of equity or debt securities.  We can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future as we currently do not have any revenue streams. Therefore, we anticipate that we will have negative cash flows from operations for our fiscal year ending December 31, 2009.

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

Cash Used in Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2009 was $763,935.  During the three months ended March 31, 2009, the cash used in operating activities was comprised primarily of our net income of $317,835 decreased by the change in derivative liabilities value of $3,167,934 offset primarily by the amortization of debt discounts and debt issuance costs of $1,188,684 and the increase of our accounts payable, accrued interest and other payables of $555,874, collectively.

Cash Used in Investing Activities

Due to our lack of financing, we did not make any purchases of plant and equipment during the three months ended March 31, 2009 compared to $566,646 for the three months ended March 31, 2008.

Cash Flows from Financing Activities

Historically, we have met our immediate and long-term financial requirements primarily through the sale of common stock and other convertible equity securities and through the issuance of convertible promissory notes.  For the three months ended March 31, 2009 we did not receive any funds through financing or funding compared to $1,585,794 of proceeds received from sale of common stock for the three months ended March 31, 2008.

Contractual Obligations

At March 31, 2009, our significant contractual obligations, except for the land lease referred to below, were as follows:

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, future tax rates used to determine future income taxes and the carrying values of goodwill and warrant and conversion option liabilities. Actual results could materially differ from these estimates.

Impairment of Long-Lived Assets

We follow the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. We believe that as of March 31, 2009 and December 31, there were no significant impairments of its long-lived assets.

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

Accrued Derivative Liabilities

The Company applies FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  We adopted SFAS 160 effective January 1, 2009.  We have determined the adoption of SFAS 160 did not have a material impact to our consolidated financial position or consolidated results of operations as of March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. We will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer do not relate to reporting periods after March 31, 2009.

This conclusion is based upon material weaknesses that relate to the following:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the first quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWALBE CORPORATION

By:	/s/ Thomas Snyder
President and Chief Executive Officer

Date: May 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS SNYDER	President and Chief Executive Officer	May 20, 2009
(Principal Executive Officer)

/s/ JULIO CESAR ALONSO	Chief Financial Officer	May 20, 2009
(Principal Financial Officer and
Principal Accounting Officer)