Form 10-Q
period 2009-06-30
Stratos Renewables CORP
filed 2009-08-13
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-53187

STRATOS RENEWABLES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	20-1699126 (I.R.S. Employer Identification No.)

9440 Santa Monica Blvd., Suite 401
Beverly Hills, California  90210
(Address of Principal Executive Offices) (Zip Code)

(310) 402-5910
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 12, 2009, the Company had 120,975,982 outstanding shares of common stock, par value $0.001 per share.

STRATOS RENEWABLES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Financial Statements

Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations and Other Comprehensive Loss for the three and six months ended June 30, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to June 30, 2009	4

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from February 27, 2007 (date of inception) to June 30, 2009	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to June 30, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		38

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,923	$761,257
Funds held in trust for the Company	-	92,652
Debt issuance costs	509,088	1,013,326
Prepaid expenses and other current assets	499,199	712,111
TOTAL CURRENT ASSETS	1,056,210	2,579,346

PLANT AND EQUIPMENT, net	5,399,779	5,223,296
LAND DEPOSITS	303,250	302,632
VAT CREDITS	1,314,292	1,225,130
OTHER ASSETS	123,341	118,958
TOTAL ASSETS	$8,196,872	$9,449,362

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,911,333	$906,495
Accrued interest	980,373	425,329
Other payables	826,036	620,084
Accrued redemption premium	321,251	296,615
Short-term note payable	275,000	-
Convertible promissory notes, net of debt discounts of $1,851,008 and $3,692,790 as of June 30, 2009 and December 31, 2008, respectively	7,443,992	5,602,210
Accrued derivative liabilities	362,077	2,652,692
TOTAL CURRENT LIABILITIES	12,120,062	10,503,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 8,400,009 and 8,571,429 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	8,400	8,572
Common stock; $0.001 par value; 250,000,000 shares authorized; 65,360,279 and 63,495,180 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	65,360	63,495
Additional paid-in capital	9,383,163	12,649,041
Other comprehensive gain (loss)	(980)	(272,344)
Deficit accumulated during the development stage	(13,379,133)	(13,502,827)
TOTAL STOCKHOLDERS' DEFICIT	(3,923,190)	(1,054,063)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,196,872	$9,449,362

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
For the Three and Six Months Ended June 30, 2009 and 2008 and
For the Period from February 27, 2007 (Date of Inception) to June 30, 2009

					For the period from
					February 27, 2007
	Three Months Ended June 30,		Six Months Ended June 30,		(date of inception)
	2009	2008	2009	2008	to June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Consulting fees	29,532	362,318	61,552	1,107,788	1,536,586
General and administrative	504,167	651,238	975,594	1,533,202	4,434,540
Professional fees	306,722	466,448	499,616	1,138,391	3,097,664
Salaries and wages	712,993	713,898	1,316,939	1,145,274	4,020,710
TOTAL OPERATING EXPENSES	1,553,414	2,193,902	2,853,701	4,924,655	13,089,500

LOSS FROM OPERATIONS	(1,553,414)	(2,193,902)	(2,853,701)	(4,924,655)	(13,089,500)

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(1,184,888)	(98,941)	(2,373,572)	(708,258)	(6,153,938)
Interest expense	(298,722)	189,763	(662,782)	(541,757)	(2,691,675)
Change in fair value of accrued derivative liabilities	905,884	557,490	4,073,818	760,573	8,672,115
Other income (expenses), net	(18,499)	23,305	(14,767)	(130,512)	(114,435)
TOTAL OTHER INCOME (EXPENSES), net	(596,225)	671,617	1,022,697	(619,954)	(287,933)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,149,639)	(1,522,285)	(1,831,004)	(5,544,609)	(13,377,433)

PROVISION FOR INCOME TAXES	50	50	850	850	1,700

NET LOSS	$(2,149,689)	$(1,522,335)	$(1,831,854)	$(5,545,459)	$(13,379,133)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	315,801	(624,472)	271,364	62,339	(980)

COMPREHENSIVE LOSS	$(1,833,888)	$(2,146,807)	$(1,560,490)	$(5,483,120)	$(13,380,113)

LOSS PER COMMON SHARE
BASIC	$(0.03)	$(0.03)	$(0.03)	$(0.09)	$(0.24)
DILUTED	$(0.03)	$(0.03)	$(0.03)	$(0.09)	$(0.24)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
BASIC	65,179,117	60,229,333	64,479,252	59,529,968	56,508,833
DILUTED	65,179,117	60,229,333	64,479,252	59,529,968	56,508,833

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from February 27, 2007 (Date of Inception) to June 30, 2009

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Stage	Equity (Deficit)

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash	-	-	45,000,000	45,000	(44,666)	-	-	334
Shares issued in connection with reverse merger transaction	-	-	10,000,000	10,000	(9,789)	-	-	211
Common stock issued for cash	-	-	2,666,794	2,667	1,442,065	-	-	1,444,732
Preferred stock issued for cash	7,142,857	7,143	-	-	4,334,254	-	-	4,341,397
Foreign currency translation adjustment	-	-	-	-	-	14,021	-	14,021
Net loss	-	-	-	-	-	-	(1,587,257)	(1,587,257)
Balance, December 31, 2007	7,142,857	$7,143	57,666,794	$57,667	$5,721,864	$14,021	$(1,587,257)	$4,213,438

Issuance of common stock and warrants for cash	-	-	2,410,639	2,411	1,173,586	-	-	1,175,997
Cashless exercise of warrants (595,713 warrants exercised for 325,763 shares)	-	-	325,763	326	(326)	-	-	-
Issuance of preferred stock and warrants for cash	1,428,572	1,429	-	-	611,405	-	-	612,834
Conversion of convertible notes to common stock	-	-	1,166,605	1,167	815,457	-	-	816,624
Reclassify beneficial conversion feature from liability to equity	-	-	-	-	3,686,051	-	-	3,686,051
Cashless exercise of warrants (1,956,302 warrants exercised for 903,239 shares) on November 10, 2008	-	-	903,239	903	(903)	-	-	-
Cashless exercise of warrants (285,714 warrants exercised for 132,652 shares) on November 18, 2008	-	-	132,652	132	(132)	-	-	-
Issuance of 239,488 shares of common stock for legal services	-	-	239,488	239	167,403	-	-	167,642
Issuance of 650,000 shares of common stock related to consulting agreement	-	-	650,000	650	454,350	-	-	455,000
Beneficial conversion feature associated with convertible notes					20,286			20,286
Foreign currency translation adjustment	-	-	-	-	-	(286,365)	-	(286,365)
Net loss	-	-	-	-	-	-	(11,915,570)	(11,915,570)
Balance, December 31, 2008, as previously reported	8,571,429	$8,572	63,495,180	$63,495	$12,649,041	$(272,344)	$(13,502,827)	$(1,054,063)

Cumulative effect of reclassification of warrants and conversion options	-	-	-	-	(3,706,338)	-	1,955,548	(1,750,790)
Balance, January 1, 2009, as adjusted	8,571,429	$8,572	63,495,180	$63,495	$8,942,703	$(272,344)	$(11,547,279)	$(2,804,853)

Conversion of preferred stock on January 8, 2009; 171,420
preferred shares converted into common shares	(171,420)	(172)	183,864	184	(12)	-	-	-
Issuance of 326,463 shares of common stock for additional interest	-	-	326,463	326	110,466	-	-	110,792
Issuance of 970,682 shares of common stock for consulting services	-	-	970,682	971	246,776	-	-	247,747
Issuance of 384,090 shares of common stock for compensation	-	-	384,090	384	83,230	-	-	83,614
Foreign currency translation adjustment	-	-	-	-	-	271,364	-	271,364
Net loss	-	-	-	-	-	-	(1,831,854)	(1,831,854)
Balance, June 30, 2009 (unaudited)	8,400,009	$8,400	65,360,279	$65,360	$9,383,163	$(980)	$(13,379,133)	$(3,923,190)

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 and
For the Period from February 27, 2007 (Date of Inception) to June 30, 2009

			For the period from
	For the Six	For the Six	February 27, 2007
	Months Ended	Months Ended	(date of inception)
	June 30, 2009	June 30, 2008	to June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,831,854)	$(5,545,459)	$(13,379,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and debt issuance costs	2,373,572	708,258	6,153,938
Depreciation	28,730	11,872	67,537
Change in fair value of accrued derivative liabilities	(4,073,818)	(760,573)	(8,672,115)
Amortization of prepaid consulting	194,419	171,583	613,783
Common stock and warrants issued for services	336,223	-	336,223
Common stock issued for interest	110,792	-	110,792
Changes in operating assets and liabilities:
Prepaid expenses and other assets	22,261	(80,921)	(268,649)
Accounts payable	1,033,587	1,358,937	2,105,956
Accrued interest	555,044	132,644	1,047,823
Other payables	177,385	231,192	808,796
Accrued redemption premium	24,636	417,604	820,425
Net cash used in operating activities	(1,049,023)	(3,354,863)	(10,254,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	-	(630,875)	(5,529,145)
Deposit for land acquisition	-	-	(323,313)
Increase in VAT credits	(34,842)	(229,570)	(1,291,657)
Change in funds held in trust for the Company	93,967	-	1,315
Cash acquired with acquisition	-	-	211
Net cash provided by (used in) investing activities	59,125	(860,445)	(7,142,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,685,794	3,554,537
Proceeds from sale of preferred stock	-	1,000,000	6,000,000
Proceeds from short-term note payable	275,000	-	275,000
Payment of offering costs associated with the sale common and preferred stock	-	(145,000)	(521,246)
Proceeds from issuance of convertible debenture	-	1,350,000	12,248,000
Payment of offering costs associated with issuance of convertible debenture	-	(17,500)	(1,365,499)
Principal payment of convertible debt	-	(2,723,000)	(2,798,000)
Net cash provided by financing activities	275,000	1,150,294	17,392,792

Effect of exchange rate changes on cash and cash equivalents	1,564	14,353	52,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(713,334)	(3,050,661)	47,923

CASH AND CASH EQUIVALENTS, beginning of period	761,257	3,357,417	-

CASH AND CASH EQUIVALENTS, end of period	$47,923	$306,756	$47,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$620,135
Cash paid for income taxes	$850	$850	$1,700

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$-	$-	$874,990
Issuance of warrants in acquisition	$-	$-	$229,748
Acquisition of shell company	$-	$-	$211
Issuance of common stock for conversion of principal and interest	$-	$816,624	$816,624
Issuance of warrants as debt issuance costs	$-	$-	$186,747
Beneficial conversion feature associated with convertible debenture	$-	$-	$3,947,040
Conversion of preferred stock into common stock	$12	$-	$12
Warrant liability associated with convertible debenture	$-	$-	$1,862,173
Issuance of warrants with preferred stock	$-	$-	$142,166
Cashless exercise of warrants	$-	$-	$1,362
Issuance of warrants as prepaid consulting fees	$-	$-	$216,106
Issuance of common stock for accounts payable	$-	$-	$167,642
Reclassify beneficial conversion feature liability to equity	$-	$-	$3,686,051
Issuance of common stock and convertible notes for consulting fees	$-	$-	$550,000

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Stratos Renewables Corporation and its subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and line of business

Stratos Renewables Corporation (formerly New Design Cabinets, Inc. and hereinafter the “Company”) was incorporated in the State of Nevada on September 29, 2004. The Company’s subsidiary, Stratos del Peru S.A.C., was incorporated in Lima, Peru on February 27, 2007 under the name of Estratosfera del Perú S.A.C. (“Stratos Peru”). On July 11, 2007, the shareholders at a general meeting agreed to change Stratos Peru’s name to its current one, Stratos del Peru S.A.C., which was officially registered with the Tax Administration of Peru on October 11, 2007.

On November 14, 2007, Stratos Peru entered into a share exchange agreement, or the Share Exchange, with the Company. Pursuant to the agreement, the Company issued 45,000,000 shares of its common stock to the former security holders of Stratos Peru in exchange for 999, or 99.9%, of the issued and outstanding shares of common stock of Stratos Peru. Upon closing the Share Exchange, the Company had 55,000,000 shares of common stock issued and outstanding as a result of the issuance of 45,000,000 shares of common stock to the former security holders of Stratos Peru. Effective November 20, 2007, the Company amended its articles of incorporation to change the Company’s name from “New Design Cabinets, Inc.” to “Stratos Renewables Corporation.”

The Share Exchange is deemed to be a reverse acquisition under the purchase method of accounting. As the acquired entity, Stratos Peru is regarded as the predecessor entity as of November 14, 2007. Accordingly, the merger of the Company and Stratos Peru was recorded as a recapitalization of Stratos Peru, with Stratos Peru being treated as the continuing entity, and the management and board of directors of Stratos Peru were appointed as officers and directors of the Company. The accompanying consolidated statements of operations present the amounts as if the acquisition occurred on February 27, 2007 (date of inception for Stratos Peru).

Additionally, in connection with the reverse merger transaction, the Company conducted a private placement of common stock, preferred stock, and convertible promissory notes totaling approximately $10 million during 2007.

The Company’s business objectives are the purchase, sale, production, distribution, marketing, transport, warehousing, mixture, export, and import of all kinds of products derived from hydrocarbons and bio-fuels, being solids, liquids, or gases. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has not commenced generating revenue. The Company’s principal executive office is located in California in the United States, and it also has offices and administrative headquarters in Lima, Peru.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Development Stage Company and Going-Concern

The Company is a development stage company and is subject to risks and uncertainties that include the following: new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, availability of sufficient capital, and a limited operating history. Accordingly, the Company presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage on the consolidated statements of operations and other comprehensive loss and consolidated statements of cash flows from inception of the development stage to the date on the current consolidated balance sheets. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The Company has not generated any operating revenues and has working capital deficits, which raises substantial doubt about its ability to continue as a going concern.  During the six months ended June 30, 2009, the Company recorded a net loss of $1,831,854, and as of June 30, 2009, the Company has a deficit accumulated during the development stage of $13,379,133.

Given that the Company is a development stage company and has not generated any revenues to date, its cash flow projections are subject to numerous contingencies beyond its control, including the ability to manage its expected growth, complete construction of the proposed plant, and commence operations.   The Company’s existing capital resources are not sufficient to fund its operations for the next twelve months, and therefore, the Company will need additional financing to fund future operations through offerings of equity or debt securities.   The Company can offer no assurances that it will be able to obtain additional funds on acceptable terms, if at all.  If the Company is not able to obtain additional financing on a timely basis, it will not be able to meet its other obligations as they become due and will be forced to scale down or perhaps even cease business operations.

As part of the management’s business plan, the Company has raised approximately $20 million, net of offering costs, in order to fund operations, secure land rights, and begin construction of the proposed plant.  Management will continue to seek additional capital through debt and equity securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.

The Company’s subsidiaries use their local currency, Peruvian Nuevos Soles (“PEN”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, impairment of long-lived assets, future tax rates used to determine future income taxes, and the carrying value of warrant and conversion option liabilities. Actual results could differ materially from these estimates upon which the carrying values were based.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash, with original maturities of three months or less when purchased, to be cash and cash equivalents.

Funds Held in Trust for the Company

On December 31, 2008, the Company withdrew funds from its operating account that were held in trust by an officer of the Company.  These funds were deposited back to the operating account in January 2009.

Concentration of Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. The Company maintains balances at financial institution that, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within Peru are not covered by insurance. As of June 30, 2009, the Company did not have any deposits in excess of federally insured limits. As of December 31, 2008, the Company had deposits in excess of federally insured limits totaling $612,559. The Company has not experienced any losses on cash and cash equivalents.

The Company’s operations are in Peru, and virtually all of the assets and liabilities give rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce the exposure to foreign currency risk.

VAT Credits

As of June 30, 2009 and December 31, 2008, the Company recognized a VAT (value added tax) credit of $1,314,292 and $1,225,130, respectively, in Peru. VAT is charged at a standard rate of 19%, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the credits have been classified as non-current.

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

Impairment of Long-Lived Assets

The Company follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company believes that as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The Company uses Stratos Peru’s local currency, PEN, as its functional currency. The accompanying consolidated financial statements were translated into U.S. Dollars (“USD”) in accordance with SFAS No. 52, “Foreign Currency Translation,” with the PEN as the functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at June 30, 2009 and December 31, 2008 were translated at 3.011 PEN and 3.142 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rates. The average translation rate applied to the consolidated statements of operations for the six months ended June 30, 2009 and 2008 was 3.098 PEN and 2.982 PEN to $1.00 USD, respectively.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the three and six months ended June 30, 2009 and for the period from February 27, 2007 (date of inception) to June 30, 2009, the Company recorded net transaction losses of $18,353, $14,306, and $115,128, respectively.  For the three months ended June 30, 2008, the Company recorded a net transaction gain of $19,312, and for the six months ended June 30, 2008, the Company recorded a net transaction loss of $143,624.  The above amounts are included in other income on the consolidated statements of operations.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Accrued Derivative Liabilities

Effective January 1, 2009, the Company adopted the provisions of FASB’s Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), adopted in January 1, 2008, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

	Carrying Value at June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Conversion option liability	$6,803		$6,803
Warrant liability	$355,274		$355,274

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company recognized gains of $256,115 and $1,771,539 on the conversion option liability for the three and six months ended June 30, 2009, respectively, and $279,833 and $273,656 for the three and six months ended June 30, 2008, respectively, and $4,863,065 for the period from February 27, 2007 (date of inception) to June 30, 2009.

The Company recognized gains of $649,769 and $2,302,279 on the warrant liability for the three and six months ended June 30, 2009, respectively, $277,657 and $486,917 for the three and six months ended June 30, 2008 and $3,809,050 for the period from February 27, 2007 (date of inception) to June 30, 2009.

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

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  The Company adopted SFAS 160 effective January 1, 2009.  The Company has determined the adoption of SFAS 160 did not have a material impact to the Company’s consolidated financial position or consolidated results of operations.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157. The adoption of these FASB Staff Positions did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact FAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 - Plant and Equipment

Plant and equipment consist of the following:

Description	June 30, 2009	December 31, 2008
	(unaudited)
Sugar plant	$5,147,292	$4,936,771
Leasehold improvements	64,311	61,629
Computer equipment and software	174,497	169,835
Other	81,088	91,838
	5,467,188	5,260,073
Less: accumulated depreciation	(67,409)	(36,777)
Plant and equipment, net	$5,399,779	$5,223,296

Depreciation expense amounted to $14,112 and $28,730 for the three and six months ended June 30, 2009, respectively, $7,945 and $11,872 for the three and six months ended June 30, 2008, respectively, and $67,537 for the period from February 27, 2007 (date of inception) to June 30, 2009. Due to significant modifications to the sugar plant in Chepen, Peru, the plant is currently not in service and is not being depreciated.

Note 4 - Stockholders’ Equity

Under the Company’s Amended and Restated Articles of Incorporation dated November 14, 2007, the Company is authorized to issue 300,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $.001 per share, and 50,000,000 shares of preferred stock, par value $.001 per share (“Preferred Stock”).

Each share of common stock issued and outstanding entitles the holder thereof to one vote on all matters submitted to the vote of the stockholders. Dividends may be declared and paid on the common stock only out of legally available funds.

On April 17, 2008, the Company created a series of the Preferred Stock consisting of 15,000,000 authorized shares that was designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.001 per share and a conversion price of $0.70.

Each share of Series A Preferred Stock will automatically convert into shares of the Company’s common stock if the common stock has been trading above $2.00 per share for a period of 120 consecutive days.  The Series A Preferred Stock entitles the holder to a 10% per annum cumulative dividends and a 150% liquidation preference.  The Series A Preferred Stock contains anti-dilution provisions, and the holder is entitled to a number of votes equal to the number of shares of common stock issuable upon conversion of the holder’s Series A Preferred Stock.

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

Consulting Agreements

On February 18, 2009, the Company entered into consulting agreements with two unaffiliated third parties to provide investor relations services for the Company.  As part of the consulting agreements, the Company issued two separate unsecured convertible promissory notes with an aggregate principal balance of $60,000.  The interest rate for each note was 5% per annum with the total principal and unpaid interest due on February 18, 2010.  The notes were convertible into shares of common stock at a conversion price calculated as the average of the closing bid price for the shares for ten business days prior to the conversion date.  On March 20, 2009, the holders of the notes converted the $60,000 principal and accrued interest at a conversion price of $0.27 into 220,682 shares of the Company’s common stock.

Common Stock Issued for Interest

Per the unsecured promissory note agreements with certain holders, the Company issued 326,463 shares of common stock representing additional interest of $110,792 during the six months ended June 30, 2009 (see “Convertible Note Financing” in Note 5).

Common Stock Issued for Advisory Services

During the six months ended June 30, 2009, the Company issued 750,000 shares of common stock valued at $187,500 as payment for advisory services.

Common Stock Issued to Director

During the six months ended June 30, 2009, the Company issued 384,090 shares of common stock valued at $83,614 pursuant to a director’s agreement for services.

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

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On July 1, 2008, Stratos Peru and the Company agreed to release the Holdback to the Company, subsequent to which the Company issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000, for the Company to use as working capital. The parties also terminated the Escrow Agreement in order to transfer the funds from the Escrow Account to the Company as consideration for the note. If any liability issues arise with respect to the sugar mill, the amount will be offset from or against amounts payable by the Company to Gabinete under the note.

The note matures on October 30, 2009 and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and a cashless exercise provision.

Convertible Note Financing

During the year ended December 31, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $1,850,000, and warrants to purchase up to 435,292 shares of common stock of the Company, to unaffiliated third party investors. The Company received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes were scheduled to mature at various times between November 23, 2008 and January 1, 2009 and had interest at the rate of 12% per annum, payable in full at maturity.

If at least $25 million was not raised by the Company on or before the applicable maturity date, the Company would have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes were in default. If the notes were not paid on or before the applicable maturity date, the Company would pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date, provided that in no event will the annual interest rate exceed 18%. The note holders would be entitled to receive 115% of the sum of the original principal and accumulated interest if the note holders chose to be repaid in cash on the maturity date. The note holders would have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders would also be paid a monitoring fee of 5% of the original principal amount of the note. If the notes were not paid on or before the maturity date (as extended), the Company would issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85, on each of the dates that are 7, 8, and 9 months from the date of issuance. The warrants expire 5 years from their various dates of issuance, and have an exercise price of $0.85 per share. They also contain a cashless exercise provision.

The Company received extensions on these convertible promissory notes that extended the maturity dates between February 23, 2009 and April 18, 2009.  To date, the Company has not made the necessary re-payments to meet the extended maturity dates on certain of these convertible promissory notes that total $1,850,000; however, the Company is currently in negotiations with the convertible promissory note holders to further extend these maturity dates.

Pursuant to the loan provisions, the Company issued 326,643 shares of common stock valued at $110,792 for the six months ended June 30, 2009, which is recorded as interest and financing expense in the accompanying consolidated statements of operations.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, the Company completed a financing pursuant to which the Company issued a secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase up to 714,286 shares of common stock of the Company, to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership (“Whitebox”). The Company received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. The note matures on December 31, 2009, or on July 23, 2009 if the note holder elects to accelerate the maturity date. The note bears interest at the rate of 12% per annum, payable in full at the maturity date.

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

The note is secured by 100% of the shares owned by the Company in its wholly owned U.S. subsidiary and its two Peruvian subsidiaries.  The note was paid in full on July 15, 2009.  (See Note 10 - Subsequent Events).

Issuance of $5,000,000 Unsecured Convertible Promissory Note

On August 27, 2008, the Company completed a financing pursuant to which the Company issued an unsecured convertible promissory note in the principal amount of $5,000,000 and warrants to purchase up to 2,500,000 shares of common stock of the Company to an unaffiliated accredited investor. The Company received gross proceeds of $5,000,000, less placement fees of 10% of the principal amount of the note and other expenses.  In connection with this financing, the Company also issued warrants to purchase 357,143 shares of common stock of the Company to a finder.  The note matures on December 31, 2009, or on July 23, 2009 if the note holder elects to accelerate the maturity date. The note bears interest at the rate of 10% per annum, payable in full at the maturity date.

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

So long as the note is outstanding, the Company and its subsidiaries are restricted from incurring certain items of debt without the prior written consent of the holders of a majority of the then outstanding aggregate unpaid principal amount of the note (plus any other additional notes of the same series that may be issued in the future, if at all, in the aggregate amount of up to $10,000,000).

The Company has also agreed to provide piggyback registration rights with respect to the shares to be issued upon conversion, pursuant to which the Company will use its best efforts to register such shares in the event that it proposes to register any of its securities under the Securities Act.

Consulting Agreements

In November 2008, the Company entered into consulting agreements with five unaffiliated third parties.  As part of the consulting agreements, the Company issued five separate convertible notes with an aggregate principal amount of $95,000.  The convertible notes mature on various dates between November 17, 2009 and November 24, 2009.  Each note bears an interest rate of 5% per annum and is convertible into shares of common stock at $0.70 per share.

A summary of the convertible promissory notes and related discounts is below:

Description	Amount

Unsecured convertible note - Gabinete	$350,000
Unsecured convertible note - various investors	1,850,000
Secured convertible note - Whitebox	2,000,000
Unsecured convertible note - I2BF	5,000,000
Unsecured convertible note - consultants	95,000
Gross principal balance, June 30, 2009	9,295,000
Unamortized debt discount	(1,851,008)
Balance, June 30, 2009, net	$7,443,992

The Company incurred interest expense of $298,722, $662,782, and $2,691,675 for the three and six months ended June 30, 2009 and for the period from February 27, 2007 (date of inception) to June 30, 2009, respectively.  During 2008, the Company had been accruing interest at 12% on its $3,048,000 convertible note, which was the interest rate if the convertible notes were to be paid in shares.  However, the majority of the convertible notes was paid in cash with an interest rate of 10% per annum; therefore, the Company reduced the accrual, which resulted in a net credit balance of $189,763 for the three months ended June 30, 2008, and the Company recorded interest expense of $541,757 for the six months ended June 30, 2008.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company amortized debt discounts and debt issuance costs of $1,184,888 and $2,373572 for the three and six months ended June 30, 2009, respectively, $98,941 and $708,258, for the three and six months ended June 30,2008, respectively, and $6,153,938 for the period from February 27, 2007 (date of inception) to June 30, 2009.

Note 6 – Short-term Notes Payable

On June 1, 2009, the Company received $275,000 as a short-term note payable.  The note bears interest of 15% per annum and is due four to six weeks from the date of issuance.  This note was paid in full on July 15, 2009.  (See Note 10- Subsequent Events)

Note 7 – Accrued Derivative Liabilities

Accrued Warrant Liability

The Company has issued warrants as part of debt issuances, stock issuances, and consulting services.  The warrants qualify as a derivative instrument in accordance with SFAS 133 and EITF 00-19, and as such, the warrants were initially recorded as accrued warrant liabilities.  Therefore, the adoption of EITF 07-5 effective January 1, 2009, had no impact on the Company’s accounting of warrant liability.  The fair value of all warrants at June 30, 2009 is $355,274.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  expected life between 1.38 and 4.97 years, risk free interest rate between 0.56% and 2.54%, dividend yield of 0%, and volatility of 110%.

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

In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the $9,295,000 of the Company’s convertible notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,955,548 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding convertible notes.  The fair value of all conversion options at June 30, 2009 is $6,803.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  expected life between 0.17 and .50 years, risk free interest rate between 0.19% to 0.35%, dividend yield of 0%, and volatility of 110%.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% per annum, and must be repaid in full on or before November 14, 2014.  The agreement was amended, which ceased the accrual of interest as of January 1, 2008.  As of June 30, 2009 and December 31, 2008, $30,181 in interest, has been accrued for, and eliminated in consolidation.

Note 9 - Commitments and Contingencies

Leases

In January 2008, the Company entered into a four-year lease agreement for office space in Lima, Peru, for monthly payments of $6,179.

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

Total rent expense for the leases described above were approximately $71,000 and $142,000 for the three and six months ended June 30, 2009, respectively, $18,537 and $37,074 for the three and six months ended June 30, 2008, respectively, and $325,000 for the period from February 27, 2007 (date of inception) to June 30, 2009.

Litigation

The Company is subject to various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

Note 10 – Subsequent Events

The Company entered into a Secured Note and Common Stock Purchase Agreement (the “Agreement”) with I2BF Biodiesel, Ltd. (“I2BF”) and Blue Day SC Ventures, (“Blue Day”) (each, an “Investor” and collectively, the “Investors”). The Company offered to the Investors: (a) a minimum of $3,000,000 in aggregate principal of Secured Promissory Notes (“Notes”) issued for new cash investment in the Company as of the date of the Agreement (the “Initial Investment”), (b) $12,382,271 in aggregate principal amount of Notes issued concurrently with the Initial Investment in exchange for the surrender and cancellation of existing indebtedness and equity securities of the Company outstanding in favor of the Investors, (c) up to an additional $1,725,000 principal amount of Notes issued to I2BF in a subsequent closing, and (d) as consideration for such new investment and the restructuring of the existing indebtedness and equity securities, common stock representing an aggregate of forty-five percent (45%) of the fully diluted equity of the Company and certain adjustment rights relating to such common stock as are set forth in the Agreement.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The first Closing on July 15, 2009 (the “Initial Closing”) was for the sale of Notes in the aggregate principal amount of $15,382,271 and an aggregate of 55,586,157 shares of the Common Stock of the Company, evidencing not less than 39.895% of the outstanding the common stock determined on a fully diluted basis, and was consummated simultaneously with the execution of the Agreement (the “Closing Date”).

I2BF is required to make an additional investment in Notes with an aggregate principal amount of $1,725,000 and shall be issued 10,238,381 additional shares of Common Stock, and an additional Closing shall be held with respect to such investment (the “Balance Closing”) if and as soon as practicable following the closing of the credit facility currently under negotiation between the Company and Banco Internacional del Perú S.A.A. (“Interbank”) and evidenced by that certain letter of intent dated May 29, 2009 (the “Interbank Facility”), provided that the Interbank Facility shall provide credit to the Company and its subsidiaries of not less than $15,000,000.  The obligation (but not the right) of I2BF to participate in the Balance Closing shall cease in the event that the Interbank Facility is not closed by October 15, 2009.

Proceeds from the financing also were directed to the repayment of $2,000,000 in principal owed by the Company to Whitebox, and Whitebox forgave $238,635 of accrued interest.  Effective as of the closing of the financing, all of the Company’s obligations to Whitebox were finally and effectively satisfied and extinguished, including warrants formerly held by Whitebox.

The Company has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements, and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects," and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Overview

Currently, we are a development stage company with no revenues from operations.  We intend to engage in the business of producing and processing sugarcane ethanol in Peru for sale internationally. Ethanol is a renewable energy source that provides significant economic and environmental benefits when mixed with gasoline and used as motor fuel.  We intend to utilize low-cost, locally grown sugarcane feedstock and service international markets, with a focus on the U.S., which allows for tariff-free exports, as well as Europe, India, and Asia.  We intend to eventually produce more than 90% of the sugarcane we process and purchase the remaining 10% from local unaffiliated third party suppliers.  We are executing on a vertically integrated, disciplined, logistical strategy for production and expansion that is designed to reduce commodity price volatility and lead to competitively high yields.

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

Peru

We believe that Peru is an attractive location for the cultivation, processing, distribution, and use of alternative fuels.  Peru’s soil and agro-climate conditions allow for year-round sugarcane harvesting and high yields, and unlike uncontrolled climates in other countries where sugarcane is being cultivated, water and nutrient content can be managed in Peru using modern irrigation technology.

Land prices in Peru have historically been significantly less than the prices in developed countries currently producing other feedstock.  Reduced transportation costs for exporting and distribution are also available due to coastal access and proximity to the Pan-American Highway.

Peru is consistently ranked as one of the highest yield sugarcane producers in the world based on average yield per hectare.  We believe that Peru also has a constructive tax, regulatory, and alternative energy-friendly legislative environment.

Megatrends Driving the Market Opportunity

Environmental, geopolitical, and economic macro forces are driving the biofuel market. We believe that these forces are generating an increasing interest in the biofuels as an efficient and effective way to reduce carbon footprints.

Current policy initiatives, if fully implemented, could result in biofuels (mainly ethanol) displacing motor gasoline use. With regulatory directives requiring a minimum level of ethanol content in gasoline, many countries have instituted initiatives, including tax incentives and biofuel blending mandates to accelerate the rate of biofuel production. Currently these mandates exist in 15 countries at national, regional, or state levels – including California. Peru has mandated that gasoline include 7.8% ethanol by 2010.  The United States Renewable Fuel Standard (“RFS”) mandates the use of 36 billion gallons of renewable fuels per year by 2022, and we believe that production is currently behind these mandated levels.

Sugarcane-based ethanol production enables countries that have existing sugar industries, such as Peru, to produce ethanol rather than sugar from sugarcane, reducing reliance on what has historically been a volatile sugar commodity market.  Brazil is currently the world’s largest producer of sugarcane ethanol.  Because we are able to harvest year round, we believe that we can produce at least 145 tons of sugarcane per hectare per year, approximately twice the average hectare in Brazil.  Given Peru’s low cost of production, free trade agreements with the U.S. and Canada, climatic advantages, and available land, we believe ethanol production in Peru could displace portions of Brazil’s ethanol export market.

Plan of Operations

Our business plan consists of two phases. Phase I will be primarily focused on establishing, expanding, and operating our initial ethanol production facilities and developing our infrastructure.  Phase II will be primarily focused on developing and expanding our operations in strategic locations.

Phase I

Phase I of our business plan is comprised of four components:

•	Mill and distillery acquisition, expansion, and modification.

•	Land sourcing.

•	Field installment.

•	Conducting feasibility studies and generating a business plan for Phase II.

Mill and Distillery Acquisition, Expansion and Modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte Sugar Mill (the “Sugar Mill”) located in the province of Chepen, Peru.    Stratos Peru paid approximately $4.5 million plus a value added tax (“VAT”) of 19% to acquire the Sugar Mill. On July 1, 2008, we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000 for the Company to use as working capital. The note will mature on October 30, 2009 and bears interest at the rate of 8% per annum, payable at the maturity date.  Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and a cashless exercise provision.

We are in the process of relocating the Sugar Mill to a better and more strategic location near the Pan-American Highway, and we plan to acquire and install a distillery unit to adjoin it for the production of Industrial Grade Alcohol also known as ethanol. Additionally, we plan to upgrade the Sugar Mill’s crushing capacity of sugarcane from 750 tons to 2,300 tons of sugarcane per day. After modifying, expanding, and including the new distillery to the Sugar Mill, we plan to use 100% of its capacity to produce industrial grade ethanol to be exported to the European markets with an estimated 16 million gallons of ethanol per year at its maximum capacity.

Land Sourcing

The second component of Phase I will be to secure land for sugarcane production from three potential sources:

•	Small and medium private land lots.
•	Peasant community land lots.
•	State-owned land lots.

The most important factors in locating land suitable for sugarcane production are:

•	Water supply.
•	Soil composition.
•	Climate.
•	Distance from the Sugar Mill.
•	Access to roads and other services.

We plan to acquire land holdings of at least 48,000 hectares in order to fulfill the needs of operations in Phase II.  On June 19, 2008, we entered into a lease agreement with an unaffiliated third party in order to obtain the rights to use 24,000 hectares of undeveloped land in Peru, of which 15,000 hectares are plantable land.  On November 8, 2008, we entered into an addendum to this lease agreement, which gives us the right to plant on all 24,000 hectares rather than just 15,000.

Field Installment

We believe that the Peruvian coast is ideal for these modern farming techniques as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed. As part of our “greenfield” strategy, we intend to use the following crop management techniques to ensure maximum yield with high sucrose and inverted sugar content:

•	Channeling water to the sites from national irrigation projects.
•	Field irrigation installation with back-up water supply.
•	Land preparation to ensure the longevity and productivity of the fields, which includes grading, leveling, initial nutrient and organic material installation, and field layout.
•	Drawing water directly from underground aquifers, thereby avoiding difficult and often costly and labor-intensive efforts of using canals and/or pipelines.

With a replenishing supply of water buildup underneath the proposed plantation fields, our feasibility studies have shown that there is ample water supply to support our planned operations.  Wells will be dug to test the water and determine the best method for accessing to it.

Conducting Feasibility Studies and Generating a Business Plan for Phase II

The final component of Phase I will initially involve hiring consultants to conduct a feasibility study based on the information provided by our land sourcing efforts. The study will focus on generating cost estimates and designs based on analyzing the climactic, water, soil, topography, and irrigation characteristics of the properties identified by our land sourcing team. Following the completion of the feasibility study, we will create a comprehensive business plan for Phase II consisting of an overview of the industry, a market analysis, competitive analysis, marketing plan, management plan, and financial plan.

Our goal is to have all of the components of Phase I fully operative by the fourth quarter of 2010 so that we can begin executing Phase II.  We anticipate that we will need approximately $18.3 million ($15.4 million net of 19% Peruvian VAT) of additional funding to complete Phase I.

Phase II

Phase II of our business plan will consist of our expansion in strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we need to secure over an additional $755 million ($634 million net of 19% Peruvian VAT) in order to plant sugarcane on 48,000 hectares of raw land and acquire and operate a total of four mills with attached ethanol distilleries with expandable capacities and distribution port infrastructure. By the fourth quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II in 2010.  The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies, and social environment. We plan to establish the four locations in two stages.

Stage One

During the first stage, which we anticipate will begin in the fourth quarter of 2010, we plan to prepare and plant sugarcane on 24,000 hectares of land located along the northern Peruvian coast and will conduct the required feasibility studies for the additional 24,000 hectares of land from the second stage.  We anticipate that the first 90 million gallons per year, or MGY, Ethanol Facility (EDN2 and EDN3) will be fully operative by the fourth quarter of 2011, provided the financing is in place by the end of the third quarter of 2009. We estimate that the total cost for Stage One will be approximately $400 million ($336 million net of 19% Peruvian VAT).

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

Uncertainties and Going-Concern

The continuation of our business will be dependent upon us raising additional financial support and on our ability to establish reliable sources of sugarcane for the operation of the Sugar Mill, and going forward, on our ability to develop our own supplies of sugarcane. Additionally, we must be successful in establishing seedling and land sourcing programs in order to allow us to develop a consistent, reliable, and cost-effective long-term supply of sugarcane.

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $37 million ($31 million net of 19% Peruvian VAT). We estimate that we will need an additional $755 million ($634 million net of 19% Peruvian VAT) to fund our expansion during the course of Phase II of our operations, which is set to commence during 2010 and continue for five years thereafter.  We are currently in negotiations with investors to provide additional capital; however, we may not be able to obtain this additional capital on terms favorable to us or at all.

Most of our operations, including the Sugar Mill, the land we have obtained the rights to and the land we propose to obtain the rights to on which to grow our sugarcane supplies are located in Peru. Although we believe that conducting operations in Peru will provide us with significant competitive advantages, we will also be subject to risks not typically associated with ownership of a company in the United States.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, our independent auditors, in their report on the annual consolidated financial statements for the year ended December 31, 2008, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Results of Operations

Comparison of the three months ended June 30, 2009 and the three months ended June 30, 2008

The following table sets forth our expenses (income) for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase	Percentage
	2009	2008	(Decrease)	Change
Consulting fees	$29,532	$362,318	$(332,786)	-91.8%
General and administrative	$504,167	$651,238	$(147,071)	-22.6%
Professional fees	$306,722	$466,448	$(159,726)	-34.2%
Salaries and wages	$712,993	$713,898	$(905)	-0.1%
Amortization of debt discounts and debt issuance costs	$1,184,888	$98,941	$1,085,947	1097.6%
Interest (expense) income	$(298,722)	$189,763	$(488,485)	-257.4%
Change in fair value of derivative liabilities	$905,884	$557,490	$348,394	62.5%

Consulting fees were $29,532 for the three months ended June 30, 2009 compared to $362,318 for the three months ended June 30, 2008.  During the three months ended June 30, 2008, we incurred significant costs outsourcing certain functions to third party consultants to assist in advising on agricultural landscapes, other sugarcane development methods, and advising on dismantling and rebuilding the Sugar Mill.  We expect the consulting fees to increase as we receive additional funding.

General and administrative costs were $504,167 for the three months ended June 30, 2009 compared to $651,238 for the three months ended June 30, 2008.  The decrease of $147,071 was primarily due to a decrease in travel expenses of $105,000 and other cost reduction efforts.  The travel expenses incurred during the three months ended June 30, 2008 were related to our efforts to secure financing.

Professional fees were $306,722 for the three months ended June 30, 2009 compared to $466,448 for the three months ended June 30, 2008, primarily due to a decrease in legal fees by approximately $285,000 offset by an increase in other professional fees. The decrease in legal fees is because we had legal consultants assist in the land acquisitions and structuring of financing arrangements during the three months ended June 30, 2008.

Salaries and wages were $712,993 for the three months ended June 30, 2009 compared to $713,898 for the three months ended June 30, 2008.  We expect our wages to remain consistent for each quarter during the year ending December 31, 2009.

Amortization of debt discounts and debt issuance costs were $1,184,888 for the three months ended June 30, 2009 compared to $98,941 for the three months ended June 30, 2008.  These costs represent the fair value of the warrants and beneficial conversion features that are recorded as debt discounts and amortized over the terms of the debt.  Included in this amount are costs associated with issuing debt which is then amortized over the terms of the debt.  These costs will continue to increase during 2009 as the Company continues to issue debt in exchange for cash in order to complete Phase I and Phase II.

Interest expense was $298,722 for the three months ended June 30, 2009 compared to interest income of $189,763 for the three months ended June 30, 2008.  During 2008, we had accrued interest at 12%, which was the rate if the convertible note were to be paid back in shares.  The interest rate if the convertible note were to be paid back in cash was 10%.  Since the majority of the convertible note was paid back in cash, we had over accrued the interest expense.  We reduced the accrual during the three months ended June 30, 2008 with the reversal being recorded to operations.

The change in the value of the derivative liabilities resulted in a gain of $905,884 and $557,490 for the three months ended June 30, 2009 and 2008, respectively.  The gain is due to the decrease in the Company’s share price, which causes the fair value of the derivative liabilities to decrease thereby reducing the liabilities with a corresponding change (i.e., gain) recorded in the consolidated statement of operations.

Comparison of the six months ended June 30, 2009 and the six months ended June 30, 2008

The following table sets forth our expenses (income) for the periods indicated:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	Increase	Percentage
	2009	2008	(Decrease)	Change
Consulting fees	$61,552	$1,107,788	$(1,046,236)	-94.4%
General and administrative	$975,594	$1,533,202	$(557,608)	-36.4%
Professional fees	$499,616	$1,138,391	$(638,775)	-56.1%
Salaries and wages	$1,316,939	$1,145,274	$171,665	15.0%
Amortization of debt discounts and debt issuance costs	$2,373,572	$708,258	$1,665,314	235.1%
Interest expense	$662,782	$541,757	$121,025	22.3%
Change in fair value of derivative liabilities	$4,073,818	$760,573	$3,313,245	435.6%

Consulting fees were $61,552 for the six months ended June 30, 2009 compared to $1,107,788 for the six months ended June 30, 2008.  During the six months ended June 30, 2008, we incurred significant costs outsourcing certain functions to third party consultants to assist in advising on agricultural landscapes, other sugarcane development methods, and advising on dismantling and rebuilding the Sugar Mill.  We expect the consulting fees to increase as we receive additional funding.

General and administrative costs were $975,594 for the six months ended June 30, 2009 compared to $1,533,202 for the six months ended June 30, 2008.  The decrease was due to the decrease in investor relations expenses of approximately $292,000 and travel expenses of approximately $200,000.  The investor relations and travel expenses incurred during the six months ended June 30, 2008 were related to our efforts to secure financing.  Due to cash restrictions, we have scaled down our expenditures.

Professional fees were $499,616 for the six months ended June 30, 2009 compared to $1,138,391 for the six months ended June 30, 2008 primarily due to a decrease in legal fees of approximately $678,000. The decrease in legal fees is because we had legal consultants assist in the land acquisitions and structuring of financing arrangements during the six months ended June 30, 2008.

Salaries and wages were $1,316,939 for the six months ended June 30, 2009 compared to $1,145,274 for the six months ended June 30, 2008.  The increase is due to the hiring of key executives throughout the last quarters of 2008.  We expect our wages to remain consistent for each quarter in the year ending December 31, 2009.

Amortization of debt discounts and debt issuance costs were $2,373,572 for the six months ended June 30, 2009 compared to $708,258 for the six months ended June 30, 2008.  These costs represent the fair value of the warrants and beneficial conversion features that are recorded as debt discounts and amortized over the terms of the debt.  Included in this amount are costs associated with issuing debt, which is then amortized over the terms of the debt.  These costs will continue to increase during 2009 as the Company continues to issue debt in exchange for cash in order to complete Phase I and Phase II.

Interest expense was $662,782 for the six months ended June 30, 2009 compared to $541,757 for the six months ended June 30, 2008.  These costs consist of the interest expense and the interest premium associated with the convertible notes.  The interest expense for the six months ended June 30, 2009 increased by $121,025 compared to the six months ended June 30, 2008.  The increase is due to the increase in principal offset by a decrease in interest rates.

The change in the value of the derivative liabilities resulted in a gain of $4,073,818 and $760,573 for the six months ended June 30, 2009 and 2008, respectively.  The gain is due to the decrease in the Company’s share price which causes the fair value of the derivative liabilities to decrease thereby reducing the liabilities with a corresponding gain recorded in the consolidated statement of operations.  We also implemented EITF 07-5 and recorded on January 1, 2009 an accrued conversion option liability of $1,778,343, which had a fair value of $6,803 at June 30, 2009 for a decrease of $1,771,540 in the conversion option liability.

Liquidity and Capital Resources

At June 30, 2009, our cash and cash equivalents totaled approximately $47,923, compared to approximately $761,257 as of December 31, 2008.  Currently, our operations are funded by financing activities.  Our existing capital resources are not sufficient to fund our operations for the next twelve months, and therefore, we will need additional financing to fund future operations through offerings of equity or debt securities.  We can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

To date, we have had negative cash flows from operations, and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future as we currently do not have any revenue streams. Therefore, we anticipate that we will have negative cash flows from operations for our fiscal year ending December 31, 2009 and beyond until we are able to generate sufficient revenues to meet operating expenses.

Given that we are a development stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including our ability to manage our expected growth, complete construction of our proposed plant, and commence operations. We can offer no assurance that we will generate cash flows sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There is no assurance that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease business operations.

Cash Used in Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2009 was $1,049,023.  During the six months ended June 30, 2009, the cash used in operating activities was comprised primarily of our net loss of $1,831,854 decreased by the change in derivative liabilities value of $4,073,818, offset primarily by the amortization of debt discounts and debt issuance costs of $2,373,572 and the increase of our accounts payable, accrued interest, and other payables of $1,766,016, collectively.

Cash Used in Investing Activities

Due to our lack of financing, we did not make any purchases of plant and equipment during the six months ended June 30, 2009 compared to $630,875 for the six months ended June 30, 2008.

Cash Flows from Financing Activities

Historically, we have met our immediate and long-term financial requirements primarily through the sale of common stock and other convertible equity securities and through the issuance of convertible promissory notes.  During the six months ended June 30, 2009, we received $275,000 from short-term financing.  During the six months ended June 30, 2008, we received net proceeds of $3,873,294 from equity and debt financings and made payments of $2,723,000 on our convertible notes.

Financings

We entered into a Secured Note and Common Stock Purchase Agreement (the “Agreement”) with I2BF Biodiesel, Ltd. (“I2BF”) and Blue Day SC Ventures, (“Blue Day”) (each, an “Investor” and collectively, the “Investors”).

We offered to the Investors: (a) a minimum of $3,000,000 in aggregate principal of Secured Promissory Notes (“Notes”) issued for new cash investment in our Company as of the date of the Agreement (the “Initial Investment”), (b) $12,382,271 in aggregate principal amount of Notes issued concurrently with the Initial Investment in exchange for the surrender and cancellation of existing indebtedness and equity securities of our Company outstanding in favor of Investors, (c) up to an additional $1,725,000 principal amount of Notes issued to I2BF in a subsequent closing, and (d) as consideration for such new investment and the restructuring of the existing indebtedness and equity securities, common stock representing an aggregate of forty-five percent (45%) of the fully diluted equity of our Company and certain adjustment rights relating to such common stock as are set forth in the Agreement.

The first Closing on July 15, 2009 (the “Initial Closing”) was for the sale of Notes in the aggregate principal amount of $15,382,271 and an aggregate of 55,586,157 shares of the common stock of our Company, evidencing not less than 39.895% of the outstanding the common stock determined on a fully diluted basis, and was consummated simultaneously with the execution of the Agreement (the “Closing Date”).

I2BF is required to make an additional investment in Notes with an aggregate principal amount of $1,725,000 and shall be issued 10,238,381 additional shares of common stock, and an additional Closing shall be held with respect to such investment (the “Balance Closing”) if and as soon as practicable following the closing of the credit facility currently under negotiation between the Company and Banco Internacional del Perú S.A.A. (“Interbank”) and evidenced by that certain letter of intent dated May 29, 2009 (the “Interbank Facility”), provided that the Interbank Facility shall provide credit to our Company and its subsidiaries of not less than $15,000,000.  The obligation (but not the right) of I2BF to participate in the Balance Closing shall cease in the event that the Interbank Facility is not closed by October 15, 2009.

Proceeds from the financing also were directed to the repayment of $2,000,000 in principal owed by us to Whitebox.  Effective as of the closing of the financing, all of our obligations to Whitebox were finally and effectively satisfied and extinguished, including warrants formerly held by Whitebox.

Contractual Obligations

At June 30, 2009, our significant contractual obligations, except for the land lease referred to below, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$9,570,000	$-	$-	$-	$9,570,000
Operating lease obligations	84,897	159,688	-	-	244,585
Total	$9,654,897	$159,688	$-	$-	$9,814,585

On June 19, 2008, we entered into a 99-year land lease agreement, expiring in 2107 for approximately 24,000 hectares of land in Peru.  The annual lease payment is approximately $192,000 for the first year, $240,000 after the first year until the initial harvest, and then $1,200,000 thereafter.

Off-Balance Sheet Arrangements

Our Company has no outstanding off-balance sheet guarantees, interest rate swap transactions, or foreign currency contracts. Neither our Company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, impairment of long-lived assets, future tax rates used to determine future income taxes, and the carrying values of warrant and conversion option liabilities. Actual results could materially differ from these estimates.

Impairment of Long-Lived Assets

We follow the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. We believe that as of June 30, 2009 and December 31, 2008 there were no significant impairments of our long-lived assets.

Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Nuevos Soles. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Accrued Derivative Liabilities

The Company applies FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

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

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  We adopted SFAS 160 effective January 1, 2009.  We have determined the adoption of SFAS 160 did not have a material impact to our consolidated financial position or consolidated results of operations as of June 30, 2009.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. The adoption of these FASB Staff Positions did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer do not relate to reporting periods after June 30, 2009.

This conclusion is based upon material weaknesses that relate to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small, and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities during the quarter ended June 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Ex. No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment (2)
3.4	Amended and Restated Certificate of Designation, Power, Preference and Rights of Series A Preferred Stock (3)
3.5	Certificate of Amendment of the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock (4)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

(1)	Filed on November 20, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on November 26, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on April 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on July 21, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: August 13, 2009	By:	/s/ Thomas Snyder
Thomas Snyder
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Julio Cesar Alonso
Julio Cesar Alonso
Chief Financial Officer (Principal Financial and Accounting Officer)