Form 10-Q
period 2009-09-30
Stratos Renewables CORP
filed 2009-11-17
CIK 1321517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-53187

STRATOS RENEWABLES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-1699126
(State of Incorporation)	(I.R.S. Employer Identification No.)

9440 Santa Monica Blvd., Suite 401
Beverly Hills, California  90210
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

As of November 12, 2009, the Company had 123,469,947 outstanding shares of common stock, par value $0.001 per share.

STRATOS RENEWABLES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Financial Statements

Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,408	$761,257
Funds held in trust for the Company	-	92,652
Debt issuance costs	48,654	1,013,326
Prepaid expenses and other current assets	389,118	712,111
TOTAL CURRENT ASSETS	476,180	2,579,346

PLANT AND EQUIPMENT, net	5,651,463	5,223,296
LAND DEPOSITS	303,036	302,632
VAT CREDITS	1,384,155	1,225,130
OTHER ASSETS	124,009	118,958
TOTAL ASSETS	$7,938,843	$9,449,362

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,062,652	$906,495
Accrued interest	768,989	425,329
Other payables	675,352	620,084
Accrued redemption premium	206,215	296,615
Convertible promissory notes, net of debt discounts of $19,660 and
$3,692,790 as of September 30, 2009 and December 31, 2008, respectively	1,575,340	5,602,210
Secured promissory notes	15,382,270	-
Accrued derivative liabilities	94,474	2,652,692
TOTAL CURRENT LIABILITIES	20,765,292	10,503,425

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 50,000,000 shares
authorized; 628,572 and 8,571,429 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	629	8,572
Common stock; $0.001 par value; 250,000,000 shares
authorized; 122,748,897 and 63,495,180 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	122,749	63,495
Additional paid-in capital	6,351,964	12,649,041
Other comprehensive gain (loss)	365,005	(272,344)
Deficit accumulated during the development stage	(19,666,796)	(13,502,827)
TOTAL STOCKHOLDERS' DEFICIT	(12,826,449)	(1,054,063)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,938,843	$9,449,362

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
For the Three and Nine Months Ended September 30, 2009 and 2008 and
For the Period from February 27, 2007 (Date of Inception) to September 30, 2009

					For the period from
					February 27, 2007
	Three Months Ended September 30,		Nine Months Ended September 30,		(date of inception)
	2009	2008	2009	2008	to September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Consulting fees	21,929	466,386	83,481	1,574,174	1,558,515
General and administrative	232,478	526,726	1,208,072	2,059,928	4,667,018
Professional fees	294,808	499,294	794,424	1,637,685	3,392,472
Salaries and wages	587,559	813,481	1,904,498	1,958,755	4,608,269
TOTAL OPERATING EXPENSES	1,136,774	2,305,887	3,990,475	7,230,542	14,226,274

LOSS FROM OPERATIONS	(1,136,774)	(2,305,887)	(3,990,475)	(7,230,542)	(14,226,274)

OTHER INCOME (EXPENSES)
Amortization of debt discounts and debt issuance costs	(246,131)	(962,665)	(2,619,703)	(1,670,923)	(6,400,069)
Interest expense	(607,534)	(334,096)	(1,270,316)	(875,853)	(3,299,209)
Change in fair value of accrued derivative liabilities	217,806	(1,222,658)	4,291,624	(462,085)	8,889,921
Loss on debt extinguishment	(4,423,869)	-	(4,423,869)	-	(4,423,869)
Other expenses, net	(91,161)	(24,101)	(105,928)	(154,613)	(205,596)
TOTAL OTHER EXPENSES, net	(5,150,889)	(2,543,520)	(4,128,192)	(3,163,474)	(5,438,822)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,287,663)	(4,849,407)	(8,118,667)	(10,394,016)	(19,665,096)

PROVISION FOR INCOME TAXES	-	-	850	850	1,700

NET LOSS	$(6,287,663)	$(4,849,407)	$(8,119,517)	$(10,394,866)	$(19,666,796)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	365,985	77,251	637,349	139,590	365,005

COMPREHENSIVE LOSS	$(5,921,678)	$(4,772,156)	$(7,482,168)	$(10,255,276)	$(19,301,791)

LOSS PER COMMON SHARE
BASIC	$(0.06)	$(0.08)	$(0.10)	$(0.17)	$(0.32)
DILUTED	$(0.06)	$(0.08)	$(0.10)	$(0.17)	$(0.32)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
BASIC	112,740,909	61,310,574	80,743,253	59,948,493	61,977,491
DILUTED	112,740,909	61,310,574	80,743,253	59,948,493	61,977,491

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from February 27, 2007 (Date of Inception) to September 30, 2009

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Stage	Equity (Deficit)

Balance, February 27, 2007	-	$-	-	$-	$-	$-	$-	$-

Purchase of shares for cash	-	-	45,000,000	45,000	(44,666)	-	-	334
Shares issued in connection with reverse merger transaction	-	-	10,000,000	10,000	(9,789)	-	-	211
Common stock issued for cash	-	-	2,666,794	2,667	1,442,065	-	-	1,444,732
Preferred stock issued for cash	7,142,857	7,143	-	-	4,334,254	-	-	4,341,397
Foreign currency translation adjustment	-	-	-	-	-	14,021	-	14,021
Net loss	-	-	-	-	-	-	(1,587,257)	(1,587,257)
Balance, December 31, 2007	7,142,857	$7,143	57,666,794	$57,667	$5,721,864	$14,021	$(1,587,257)	$4,213,438

Issuance of common stock and warrants for cash	-	-	2,410,639	2,411	1,173,586	-	-	1,175,997
Cashless exercise of warrants (595,713 warrants exercised for 325,763 shares)	-	-	325,763	326	(326)	-	-	-
Issuance of preferred stock and warrants for cash	1,428,572	1,429	-	-	611,405	-	-	612,834
Conversion of convertible notes to common stock	-	-	1,166,605	1,167	815,457	-	-	816,624
Reclassify beneficial conversion feature from liability to equity	-	-	-	-	3,686,051	-	-	3,686,051
Cashless exercise of warrants (1,956,302 warrants exercised for 903,239 shares) on November 10, 2008	-	-	903,239	903	(903)	-	-	-
Cashless exercise of warrants (285,714 warrants exercised for 132,652 shares) on November 18, 2008	-	-	132,652	132	(132)	-	-	-
Issuance of 239,488 shares of common stock for legal services	-	-	239,488	239	167,403	-	-	167,642
Issuance of 650,000 shares of common stock related to consulting agreement	-	-	650,000	650	454,350	-	-	455,000
Beneficial conversion feature associated with convertible notes					20,286			20,286
Foreign currency translation adjustment	-	-	-	-	-	(286,365)	-	(286,365)
Net loss	-	-	-	-	-	-	(11,915,570)	(11,915,570)
Balance, December 31, 2008, as previously reported	8,571,429	$8,572	63,495,180	$63,495	$12,649,041	$(272,344)	$(13,502,827)	$(1,054,063)

Cumulative effect of reclassification of warrants and conversion options	-	-	-	-	(3,706,338)	-	1,955,548	(1,750,790)
Balance, January 1, 2009, as adjusted	8,571,429	$8,572	63,495,180	$63,495	$8,942,703	$(272,344)	$(11,547,279)	$(2,804,853)

Issuance of 326,463 shares of common stock for additional interest	-	-	326,463	326	110,466	-	-	110,792
Issuance of 970,682 shares of common stock for consulting services	-	-	970,682	971	246,776	-	-	247,747
Issuance of 384,090 shares of common stock for compensation	-	-	384,090	384	83,230	-	-	83,614
Tendered 7,142,857 preferred shares for promissory note	(7,142,857)	(7,143)	-	-	(5,828,473)	-	-	(5,835,616)
Issued 55,586,157 shares as part of debt financing arrangement	-	-	55,586,157	55,586	2,723,722	-	-	2,779,308
Converted 800,000 preferred shares into 897,690 shares of common stock	(800,000)	(800)	897,690	898	(98)	-	-	-
Issued 88,635 shares of common stock for compensation			88,635	89	4,638	-	-	4,727
Issued 1,000,000 shares of common stock for legal services	-	-	1,000,000	1,000	69,000	-	-	70,000
Foreign currency translation adjustment	-	-	-	-	-	637,349	-	637,349
Net loss	-	-	-	-	-	-	(8,119,517)	(8,119,517)
Balance, September 30, 2009 (unaudited)	628,572	$629	122,748,897	$122,749	$6,351,964	$365,005	$(19,666,796)	$(12,826,449)

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 and
For the Period from February 27, 2007 (Date of Inception) to September 30, 2009

			For the period from
	For the Nine	For the Nine	February 27, 2007
	Months Ended	Months Ended	(date of inception)
	September 30, 2009	September 30, 2008	to September 30, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,119,517)	$(10,394,866)	$(19,666,796)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and debt issuance costs	2,619,703	1,670,923	6,400,069
Depreciation	41,763	20,271	80,570
Change in fair value of accrued derivative liabilities	(4,291,624)	462,085	(8,889,921)
Amortization of prepaid consulting	273,002	260,058	692,366
Common stock and warrants issued for services	414,942	-	414,942
Common stock issued as interest	110,792	-	110,792
Loss on debt extinguishment	4,423,869	-	4,423,869
Changes in operating assets and liabilities:
Prepaid expenses and other assets	59,443	(235,035)	(231,467)
Accounts payable	1,218,594	772,096	2,290,963
Accrued interest	1,153,999	211,401	1,646,778
Other payables	62,614	488,420	694,025
Accrued redemption premium	33,215	461,292	829,004
Net cash used in operating activities	(1,999,205)	(6,283,355)	(11,204,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	-	(253,691)	(5,529,145)
Deposit for land acquisition	-	(366,248)	(323,313)
Increase in VAT credits	(47,120)	(316,461)	(1,303,935)
Change in funds held in trust for the Company	95,289	-	2,637
Cash acquired with acquisition	-	-	211
Net cash provided by (used in) investing activities	48,169	(936,400)	(7,153,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,685,794	3,554,537
Proceeds from sale of preferred stock	-	1,000,000	6,000,000
Proceeds from short-term note payable	275,000	-	275,000
Proceeds form issuance of long-term notes	3,000,000	-	3,000,000
Payment of offering costs associated with the sale common and preferred stock	-	(263,000)	(521,246)
Proceeds from issuance of convertible debenture	-	9,200,000	12,248,000
Payment of offering costs associated with issuance of convertible debenture	(50,000)	(1,241,602)	(1,415,499)
Principal payment of convertible debt	(2,000,000)	(3,199,500)	(4,798,000)
Net cash provided by financing activities	1,225,000	7,181,692	18,342,792

Effect of exchange rate changes on cash and cash equivalents	3,187	82,820	53,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(722,849)	44,757	38,408

CASH AND CASH EQUIVALENTS, beginning of period	761,257	3,357,417	-

CASH AND CASH EQUIVALENTS, end of period	$38,408	$3,402,174	$38,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$620,135
Cash paid for income taxes	$850	$-	$1,700

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Costs associated with acquisition:
Beneficial conversion feature associated with convertible debenture	$-	$-	$874,990
Issuance of warrants in acquisition	$-	$-	$229,748
Acquisition of shell company	$-	$-	$211
Issuance of common stock for conversion of principal and interest	$-	$816,624	$816,624
Issuance of warrants as debt issuance costs	$-	$186,747	$186,747
Beneficial conversion feature associated with convertible debenture	$-	$-	$3,947,040
Conversion of preferred stock into common stock	$800	$-	$800
Warrant liability associated with convertible debenture	$-	$-	$1,862,173
Issuance of warrants with preferred stock	$-	$-	$142,166
Cashless exercise of warrants	$-	$-	$1,362
Issuance of warrants as prepaid consulting fees	$-	$-	$216,106
Issuance of common stock for accounts payable	$-	$-	$167,642
Reclassify beneficial conversion feature liability to equity	$-	$3,686,052	$3,686,051
Issuance of common stock and convertible notes for consulting fees	$-	$-	$550,000
Preferred shares forfeited related to long term financing	$5,835,616	$-	$5,835,616
Issuance of common stock related to long term financing	$2,779,308	$-	$2,779,308
Interest converted to long term financing	$571,654	$-	$571,654
Conversion of debt to secure long term financing	$5,975,000	$-	$5,975,000
Secured promissory notes issued for securities and debt	$12,382,270	$-	$12,382,270

The accompanying notes are an integral part of these consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Stratos Renewables Corporation and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The Company’s business objectives are the purchase, sale, production, distribution, marketing, transport, warehousing, mixture, export, and import of all kinds of products derived from hydrocarbons and bio-fuels, being solids, liquids, or gases. The Company is a development stage company as it has not commenced generating revenue. The Company’s principal executive office is located in California in the United States, and it also has offices and administrative headquarters in Lima, Peru.

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

The Company has not generated any operating revenues and has working capital deficits, which raises substantial doubt about its ability to continue as a going concern.  During the nine months ended September 30, 2009, the Company recorded a net loss of $8,119,517, and as of September 30, 2009, the Company has a deficit accumulated during the development stage of $19,666,796.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Given that the Company is a development stage company and has not generated any revenues to date, its cash flow projections are subject to numerous contingencies beyond its control, including the ability to manage its expected growth, complete construction of a proposed plant, and commence operations.  The Company’s existing capital resources are not sufficient to fund its operations for the next six months, and therefore, the Company will need additional financing to fund future operations through offerings of equity or debt securities.   The Company can offer no assurances that it will be able to obtain additional funds on acceptable terms, if at all.  If the Company is not able to obtain additional financing on a timely basis, it will not be able to meet its other obligations as they become due and will be forced to scale down or perhaps even cease business operations.

As part of the management’s business plan, the Company has raised approximately $25 million, net of offering costs, in order to fund operations, secure land rights, and begin construction of the proposed plant.  Management continues to seek additional capital through debt and equity securities.

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

Concentration of Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. The Company maintains balances at financial institutions that, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within Peru are not covered by insurance. As of September 30, 2009, the Company did not have any deposits in excess of federally insured limits. As of December 31, 2008, the Company had deposits in excess of federally insured limits totaling $612,559. The Company has not experienced any losses on cash and cash equivalents.

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

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

VAT Credits

As of September 30, 2009 and December 31, 2008, the Company recognized a VAT (value added tax) credit of $1,384,155 and $1,225,130, respectively, in Peru. VAT is charged at a standard rate of 19%, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the credits have been classified as non-current.

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

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there was no significant impairment of its long-lived assets.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The Company uses Stratos Peru’s local currency, PEN, as its functional currency. The accompanying consolidated financial statements were translated into U.S. Dollars (“USD”) with the PEN as the functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at September 30, 2009 and December 31, 2008 were translated at 2.885 PEN to $1.00 USD and 3.142 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 3.055 PEN and 2.884 PEN to $1.00 USD, respectively.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

The Company accounts for income taxes applying the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax rate applicable to Peruvian companies is 30%. If the Company distributes its earnings fully or partially, it shall apply an additional rate of 4.1% on the distributed amount, which will be borne by the shareholders, as long as they are individuals or companies non-domiciled in Peru. The 4.1% tax will be borne by the Company and will apply on any amount or payment in kind subject to income tax that may represent an indirect disposition not subject to subsequent tax control, including amounts charged to expenses and undeclared revenues. From January 1, 2007, the taxpayer must liquidate and pay the 4.1% tax directly together with its monthly obligations without the requirement of a previous tax audit by the Tax Administration of Peru.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

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

Accrued Derivative Liabilities

The Company applies a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment.  However, liability accounting is triggered on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments held by the Company applying a three-level valuation hierarchy.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity to determine proper accounting recognition.

The Company used Level 2 inputs for its valuation methodology for the conversion option liability and warrant liability, and their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Carrying Value at September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Accrued derivative liability	$94,474		$94,474

The Company recognized gains of $6,727 and $1,778,266 on the conversion option liability for the three and nine months ended September 30, 2009, respectively, and $238,270 and $511,926 for the three and nine months ended September 30, 2008, respectively, and $4,869,792 for the period from February 27, 2007 (date of inception) to September 30, 2009.  The change is recorded as change in fair value of accrued derivative liabilities in the accompanying consolidated statement of operations.

The Company recognized gains of $211,079 and $2,513,358 on the warrant liability for the three and nine months ended September 30, 2009, respectively, losses of $1,460,928 and $974,011 for the three and nine months ended September 30, 2008, respectively and a gain of $4,020,129 for the period from February 27, 2007 (date of inception) to September 30, 2009. The change is recorded as change in fair value of accrued derivative liabilities in the accompanying consolidated statement of operations.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

Statements of Cash Flows

In accordance ASC topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Pronouncements

On January 1, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the accounting and reporting of non-controlling interest in consolidated financial statements.  This standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  This standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations, or cash flows.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 - Plant and Equipment

Plant and equipment consist of the following:

Description	September 30, 2009	December 31, 2008
Sugar plant	$5,411,563	$4,936,771
Leasehold improvements	67,118	61,629
Computer equipment and software	179,378	169,835
Other	77,601	91,838
	5,735,660	5,260,073
Less: Accumulated depreciation	(84,197)	(36,777)
Plant and equipment, net	$5,651,463	$5,223,296

Depreciation expense amounted to $13,033 and $41,763 for the three and nine months ended September 30, 2009, respectively, $7,699 and $20,271 for the three and nine months ended September 30, 2008, respectively, and $80,570 for the period from February 27, 2007 (date of inception) to September 30, 2009. Due to significant modifications to the sugar plant in Chepen, Peru, the plant is currently not in service and is not being depreciated.

Note 4 - Stockholders’ Equity

Under the Company’s Amended and Restated Articles of Incorporation dated November 14, 2007, the Company is authorized to issue 300,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”).

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

Conversion of Series A Preferred Stock for Common Stock

During the nine months ended September 30, 2009, certain holders of Series A Preferred Stock converted 800,000 shares into 897,690 shares of the Company’s common stock.  The principal and the 10% per annum cumulative dividends related to the conversion were $560,000 and $68,383, respectively, with a conversion price of $0.70 per share.

In July 2009, a certain holder of Series A Preferred Stock tendered 7,142,857 preferred shares and the 835,616 cumulative dividend as part of a secured financing agreement.  See Note 7.

Consulting Agreements

On February 18, 2009, the Company entered into consulting agreements with two unaffiliated third parties to provide investor relations services for the Company.  As part of the consulting agreements, the Company issued two separate unsecured convertible promissory notes with an aggregate principal balance of $60,000.  The interest rate for each note was 5% per annum with the total principal and unpaid interest due on February 18, 2010.  The notes were convertible into shares of common stock at a conversion price calculated as the average of the closing bid price for the shares for ten business days prior to the conversion date.  On March 20, 2009, the holders of the notes converted the $60,000 principal and accrued interest at a conversion price of $0.27 per share into 220,682 shares of the Company’s common stock.

Common Stock Issued for Interest

In accordance with the unsecured promissory note agreements with certain holders, the Company issued 326,463 shares of common stock representing additional interest of $110,792 during the nine months ended September 30, 2009, which is recorded as interest expense in the accompanying consolidated statements of operations.  See Note 5 for more details.

Common Stock Issued for Advisory Services

On April 9, 2009, the Company issued 750,000 shares of common stock valued at $187,500 as payment for advisory services.

Common Stock Issued to Director

During the nine months ended September 30, 2009, the Company issued 472,725 shares of common stock valued at $88,341 pursuant to a director’s agreement for services.

Common Stock Issued Pursuant to Secured Note and Common Stock Purchase Agreement

On July 15, 2009, the Company entered into a Secured Note and Common Stock Purchase Agreement (“the Agreement) with two investors.  Pursuant to the Agreement, the Company issued 55,586,157 shares of common stock valued at $2,779,308.  See Note 7.

Common Stock Issued for Legal Services

Pursuant to a contract with a legal firm, the Company issued 1,000,000 shares of common stock valued at $70,000.

Warrants

The following is a summary of the warrant activity:

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	4,739,968	$0.74
Granted	6,069,180	$0.76
Forfeited	-	-
Exercised	(2,837,729)	0.75
Outstanding, December 31, 2008	7,971,419	$0.75
Granted	809,375	-
Forfeited	(3,214,286)	-
Exercised	-	-
Outstanding, September 30, 2009 (unaudited)	5,566,508	$0.68

Note 5 - Convertible Promissory Notes

Issuance of $350,000 Unsecured Convertible Promissory Note

On October 18, 2007, Stratos Peru entered into an asset purchase agreement, or the Asset Purchase Agreement, and an escrow agreement, or the Escrow Agreement, with Gabinete Técnico de Cobranzas S.A.C., a Peruvian corporation, or Gabinete, pursuant to which Stratos Peru acquired certain assets and rights from Gabinete relating to the Estrella del Norte sugar mill located in the province of Chepen, Peru. Stratos Peru paid approximately $4.5 million plus a value added tax of 19% to acquire the sugar mill. Of the purchase price, Stratos Peru held back $350,000, or the Holdback, representing approximately 7.74% of the purchase price, which was placed into an escrow contingencies account with a bank in Lima, Peru, or the Escrow Account.

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

The note matures on October 30, 2009, and bears interest at the rate of 8% per annum, payable at the maturity date. Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and a cashless exercise provision.  This note is currently in default, and the Company is negotiating a payment arrangement.

Convertible Note Financing

During the year ended December 31, 2008, the Company issued unsecured convertible promissory notes in the principal amount of $1,850,000 and warrants to purchase up to 435,292 shares of common stock of the Company to unaffiliated third party investors.  The warrants expire 5 years from their various dates of issuance and have an exercise price of $0.85 per share. They also contain a cashless exercise provision. The Company received gross proceeds of $1,850,000, less fees of $47,500 of the purchase price paid and other expenses. The notes were scheduled to mature at various times between November 23, 2008 and January 1, 2009 and had interest at the rate of 12% per annum, payable in full at maturity.

If at least $25 million was not raised by the Company on or before the applicable maturity date, the Company would have an additional 3 months (extending the maturity date) to repay the note holders in full before the notes were in default. If the notes were not paid on or before the applicable maturity date, the Company would pay the interest rate plus 2% per annum and increasing by 2% per annum each 30 days thereafter until the extended maturity date, provided that in no event will the annual interest rate exceed 18%. The note holders would be entitled to receive 115% of the sum of the original principal and accumulated interest if the note holders chose to be repaid in cash on the maturity date. The note holders would have the option to convert 110% of the repayment amount into shares of common stock at $0.70 per share. The note holders would also be paid a monitoring fee of 5% of the original principal amount of the note. If the notes were not paid on or before the maturity date (as extended), the Company would issue to the note holders shares of the common stock equal to 5% of the then unpaid portion of the original principal amount divided by $0.85 on each of the dates that are 7, 8, and 9 months from the date of issuance.

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

Pursuant to the Secured Note and Common Stock Purchase Agreement, one of the investors tendered $700,000 plus $124,103 of accrued interest.  See Note 7.

Issuance of $2,000,000 Secured Convertible Promissory Note

On July 25, 2008, the Company completed a financing pursuant to which the Company issued a secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase up to 714,286 shares of common stock of the Company to Whitebox Hedged High Yield Partners, LP, a British Virgin Islands limited partnership (“Whitebox”). The Company received gross proceeds of $2,000,000, less fees of 10% of the purchase price paid and other expenses. The note matures on December 31, 2009, or on July 23, 2009 if the note holder elects to accelerate the maturity date. The note bears interest at the rate of 12% per annum, payable in full at the maturity date.

The note was paid in full on July 15, 2009 pursuant to the Secured Note and Common Stock Purchase Agreement, and Whitebox forgave $238,635 of accrued interest, which is included in loss on debt extinguishment in the consolidated statements of operations for the three and nine months ended September 30, 2009.  See Note 7.

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

The $5,000,000 unsecured convertible note and the $442,466 accumulated interest were tendered as part of the Secured Note and Common Stock Purchase agreement.  The investor also tendered the warrants to purchase 2,500,000 shares of common stock.  See Note 7.

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

A summary of the convertible promissory notes and related discounts is below:

Description	Amount

Unsecured convertible note - Gabinete	$350,000
Unsecured convertible note - various investors	1,150,000
Unsecured convertible note - consultants	95,000
Gross principal balance, September 30, 2009	1,595,000
Unamortized debt discount	(19,660)
Balance, September 30, 2009, net	$1,575,340

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company incurred interest expense of $607,534, $1,270,316, and $3,299,209 for the three and nine months ended September 30, 2009 and for the period from February 27, 2007 (date of inception) to September 30, 2009, respectively.  The Company incurred interest expense of $334,096 and $875,853 for the three and nine months ended September 30, 2008.

 The Company amortized debt discounts and debt issuance costs of $246,131 and $2,619,703 for the three and nine months ended September 30, 2009, respectively, $962,665 and $1,670,923, for the three and nine months ended September 30,2008, respectively, and $6,400,069 for the period from February 27, 2007 (date of inception) to September 30, 2009.

Note 6 - Short-term Notes Payable

On June 1, 2009, the Company received $275,000 as a short-term note payable.  The note bears interest of 15% per annum and is due four to six weeks from the date of issuance.  This note and accumulated interest of $5,085 was tendered as part of the Secured Note and Common Stock Purchase Agreement on July 15, 2009. See Note 7.

Note 7 - Secured Note and Common Stock Purchase Agreement

The Company entered into a Secured Note and Common Stock Purchase Agreement (the “Agreement”) with I2BF Biodiesel, Ltd. (“I2BF”) and Blue Day SC Ventures, (“Blue Day”) (each, an “Investor” and collectively, the “Investors”). The Company offered to the Investors: (a) a minimum of $3,000,000 in aggregate principal of Secured Promissory Notes (“Notes”) issued for new cash investment in the Company as of the date of the Agreement (the “Initial Investment”), (b) $12,382,271 in aggregate principal amount of Notes issued concurrently with the Initial Investment in exchange for the surrender and cancellation of existing indebtedness and equity securities of the Company outstanding in favor of the Investors, (c) up to an additional $1,725,000 principal amount of Notes issued to I2BF in a subsequent closing, and (d) as consideration for such new investment and the restructuring of the existing indebtedness and equity securities, common stock representing an aggregate of forty-five percent (45%) of the fully diluted equity of the Company and certain adjustment rights relating to such common stock as are set forth in the Agreement.  The notes are secured by substantially all of the Company’s assets.

The first closing on July 15, 2009 (the “Initial Closing”) was for the sale of Notes in the aggregate principal amount of $15,382,271 and an aggregate of 55,586,157 shares of the common stock of the Company, evidencing not less than 39.895% of the outstanding common stock determined on a fully diluted basis, which was consummated simultaneously with the execution of the Agreement (the “Closing Date”).  The Notes accrue interest at 15% per annum and are due on December 31, 2012.

I2BF is required to make an additional investment in Notes with an aggregate principal amount of $1,725,000 and shall be issued 10,238,381 additional shares of common stock if and as soon as practicable following the closing of the credit facility currently under negotiation between the Company and Banco Internacional del Perú S.A.A. (“Interbank”) as evidenced by that certain letter of intent dated May 29, 2009 (the “Interbank Facility”), provided that the Interbank Facility shall provide credit to the Company and its subsidiaries of not less than $15,000,000.  The obligation (but not the right) of I2BF to loan to the Company an additional $1,750,000 shall cease in the event that the Interbank Facility is not closed by October 15, 2009.  As of October 15, 2009, the Company had not closed a financing deal with Interbank which caused the loan to be in default; therefore, the notes payable and interest payable are presented as current liabilities on the accompanying consolidated balance sheets.

Proceeds from the financing were partially directed to the repayment of $2,000,000 in principal owed by the Company to Whitebox, as Whitebox forgave $238,635 of accrued interest which is recorded as part of the loss on debt extinguishment in the consolidated statement of operations.  Effective as of the closing of the financing, all of the Company’s obligations to Whitebox were finally and effectively satisfied and extinguished, including warrants formerly held by Whitebox.

As a result of the aforementioned agreements, the Company recorded a loss on debt extinguishment of $4,423,869 for the three and nine months ended September 30, 2009; the breakdown is as follows:

Stratos Renewables Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Loss on
Description	Debt Extinguishment
Unamortized debt discounts	$(1,634,405)
Unamortized debt issuance costs	(461,246)
Issuance of common stock	(2,779,308)
Forgiveness of interest	397,300
Write-off of accrued derivative liabilities	53,790
Loss on debt extinguishment (unaudited)	$(4,423,869)

Note 8 - Accrued Derivative Liabilities

Accrued Warrant Liability

The Company issued warrants as part of debt issuances, stock issuances, and consulting services.  The warrants qualify as derivative instruments with the fair value of all warrants being $94,474 at September 30, 2009.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions: expected life between 1.13 and 4.84 years, risk free interest rate between 0.40% and 2.31%, dividend yield of 0%, and volatility of 120%.

Accrued Conversion Option Liability

The conversion option embedded in the Company’s convertible debt, as described in Note 5,  previously met the criteria of being “conventional convertible” debt and, accordingly, was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet equity accounting treatment because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed” criterion.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged to operations.

The Company valued the $9,295,000 of the Company’s convertible notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,955,548 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the Company had applied this accounting treatment from the issuance date of the outstanding convertible notes.  The fair value of all conversion options at September 30, 2009 is $0.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions: expected life between 0.08 and .15 years, risk free interest rate of 0.14%, dividend yield of 0%, and volatility of 120%.

Note 9 - Intercompany Promissory Note

In connection with the Share Exchange, the Company agreed to lend Stratos Peru $5.5 million pursuant to the terms of a Promissory Note, dated as of November 14, 2007 (the “Promissory Note”). The Promissory Note is unsecured, bears interest at a rate of 4.39% per annum, and must be repaid in full on or before November 14, 2014.  The agreement was amended, which ceased the accrual of interest as of January 1, 2008.  As of September 30, 2009 and December 31, 2008, $30,181 in interest, has been accrued for, and eliminated in consolidation.

Note 10 - Commitments and Contingencies

Leases

In January 2008, the Company entered into a four-year lease agreement for office space in Lima, Peru, with monthly payments of $6,179.

On June 19, 2008, the Company entered into a 99-year land lease agreement, expiring in 2107, for approximately 24,000 hectares of land in Peru.  The annual lease payment is approximately $192,000 ($8 per hectare) for the first year, $240,000 ($10 per hectare) after the first year until the initial harvest, and then $1,200,000 ($50 per hectare) thereafter.

Total rent expense for the leases described above were approximately $71,000 and $213,000 for the three and nine months ended September 30, 2009, respectively, approximately $19,000 and $56,000 for the three and nine months ended September 30, 2008, respectively, and approximately $396,000 for the period from February 27, 2007 (date of inception) to September 30, 2009.

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

Note 11 – Subsequent Events

On November 6, 2009, the Company issued a secured promissory note to I2BF for $500,000.  The secured promissory note accrues interest at 15% per annum, and the principal plus accrued interest is due on January 31, 2010.  The note is secured by substantially all of the Company’s assets as fully set forth in the July 15, 2009 agreement with I2BF.

The Company has performed an evaluation of subsequent events through November 17, 2009, which is the date the financial statements were issued.

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

Phase I

Phase I of our business plan is comprised of four components:

•	Mill and distillery acquisition, expansion and modification

•	Land sourcing

•	Field installment

•	Conducting feasibility studies and generating a business plan for Phase II

Mill and Distillery Acquisition, Expansion and Modification

On October 18, 2007, Stratos Peru entered into an asset purchase agreement with Gabinete Tecnico de Cobranzas S.A.C., or Gabinete, pursuant to which it acquired certain assets and rights relating to the Estrella del Norte Sugar Mill (the “Sugar Mill”)  located in the province of Chepen, Peru.    Stratos Peru paid approximately $4.5 million plus a value added tax (“VAT”) of 19% to acquire the Sugar Mill. On July 1, 2008, we issued Gabinete an unsecured convertible promissory note in the principal amount of $350,000 for the Company to use as working capital. The note matured on October 30, 2009 and is currently in default.  We are currently negotiating a payment arrangement with Gabinete. The note accrued interest at the rate of 8% per annum, payable at the maturity date.  Gabinete has the option to convert 110% of the repayment amount into units of the Company at $0.70 per unit, with each unit consisting of (i) one share of common stock and (ii) one half of a warrant to purchase a share of the Company’s common stock at an exercise price of $0.75 per share, with a five-year term and a cashless exercise provision.

We are in the process of relocating the Sugar Mill to a better and more strategic location near the Pan-American Highway, and we plan to acquire and install a distillery unit to adjoin it for the production of Industrial Grade Alcohol also known as ethanol. Additionally, we plan to upgrade the Sugar Mill’s crushing capacity of sugarcane from 750 tons to 2,300 tons of sugarcane per day. After modifying, expanding, and including the new distillery to the Sugar Mill, we plan to use 100% of its capacity to produce industrial grade ethanol to be exported to the European markets with an estimated 17 million gallons of ethanol per year at its maximum capacity.

Land Sourcing

The second component of Phase I will be to secure land for sugarcane production from three potential sources:

•	Small and medium private land lots
•	Peasant community land lots
•	State-owned land lots

The most important factors in locating land suitable for sugarcane production are:

•	Water supply
•	Soil composition
•	Climate
•	Distance from the Sugar Mill
•	Access to roads and other services

We plan to acquire land holdings of at least 48,000 hectares in order to fulfill the needs of operations in Phase II.  On June 19, 2008, we entered into a lease agreement with an unaffiliated third party in order to obtain the rights to use 24,000 hectares of undeveloped land in Peru, of which 15,000 hectares are plantable land.  On November 8, 2008, we entered into an addendum to this lease agreement, which gives us the right to plant on all 24,000 hectares rather than just 15,000 hectares.

Field Installment

We believe that the Peruvian coast is ideal for these modern farming techniques as water and nutrient content can be managed due to the sandy soil and irrigation equipment to be installed. As part of our “greenfield” strategy, we intend to use the following crop management techniques to ensure maximum yield with high sucrose and inverted sugar content:

•	Channeling water to the sites from national irrigation projects
•	Field irrigation installation with back-up water supply
•	Land preparation to ensure the longevity and productivity of the fields which includes grading, leveling, initial nutrient and organic material installation, and field layout
•	Draw water directly from underground aquifers, thereby avoiding difficult and often costly and labor-intensive efforts of using canals and/or pipelines

With a replenishing supply of water buildup underneath the proposed plantation fields, our feasibility studies show that there is ample water supply to support our planned operations.  We will dig wells to test the water and determine the best method for accessing the water.

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

Our goal is to have all of the components of Phase I including 1,000 hectares of new sugar cane plantations in our own land, to be fully operative by the second quarter of 2011 so that we can begin executing Phase II.  The completion of Phase I requires a total initial investment of US$ 42.2 million, which will be financed with incremental equity, mezzanine financing and local debt. We anticipate that we will need approximately US$34.2 million of additional funding to complete Phase I.

Phase II

Phase II of our business plan will consist of our expansion in strategic locations along the northern Peruvian coast and the cultivation of our own sugarcane supplies to be used for production. In connection with Phase II, we need to secure over an additional $755 million ($634 million net of 19% Peruvian VAT) in order to plant sugarcane on 48,000 hectares of raw land and acquire and operate a total of four mills with attached ethanol distilleries with expandable capacities and distribution port infrastructure. By the second quarter of 2014, it is our goal to be able to process a total of 25,000 tons of sugarcane per day and produce approximately 180 million gallons of anhydrous ethanol annually.

We expect to initiate Phase II in 2011.  The mill and distillers we plan to establish in Phase II will be located in regions that we have selected based on our extensive research of agro climatic conditions, hydrology, basic services, logistic supplies, and social environment. We plan to establish the four locations in two stages.

Stage One

During the first stage, which we anticipate will begin in the second quarter of 2011, we plan to prepare and plant sugarcane on 24,000 hectares of land located along the northern Peruvian coast and will conduct the required feasibility studies for the additional 24,000 hectares of land from the second stage.  We anticipate that the first 90 million gallons per year, or MGY, Ethanol Facility (EDN2 and EDN3) will be fully operative by the fourth quarter of 2012, provided the financing is in place by the end of the fourth quarter of 2010. We estimate that the total cost for Stage One will be approximately $400 million ($336 million net of 19% Peruvian VAT).

Stage Two

During the second stage, which we anticipate will begin in the fourth quarter of 2012, we plan to plant the second 24,000 hectares of land located along the northern Peruvian coast. We anticipate that the second 90 MGY Ethanol Facility (EDN4 and EDN5) will be fully operative by the second quarter of 2014. We estimate that the total cost for this stage will be approximately $355 million ($298 million net of 19% Peruvian VAT).

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

We will require a significant amount of additional capital in the future to sufficiently fund our operations. We estimate that Phase I of our business plan, which is currently in effect, will cost a total of approximately $ 42.2 million. We estimate that we will need an additional $755 million to fund our expansion during the course of Phase II of our operations, which is set to commence during 2011 and continue for five years thereafter.  We are currently in negotiations with investors to provide additional capital; however, we may not be able to obtain this additional capital on terms favorable to us or at all.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and the three months ended September 30, 2008

The following table sets forth our expenses (income) for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase	Percentage
	2009	2008	(Decrease)	Change
Consulting fees	$21,929	$466,386	$(444,457)	-95.3%
General and administrative	$232,478	$526,726	$(294,248)	-55.9%
Professional fees	$294,808	$499,294	$(204,486)	-41.0%
Salaries and wages	$587,559	$813,481	$(225,922)	-27.8%
Amortization of debt discounts and debt issuance costs	$246,131	$962,665	$(716,534)	-74.4%
Interest expense	$607,534	$334,096	$273,438	81.8%
(Gain) loss in fair value of derivative liabilities	$(217,806)	$1,222,658	$(1,440,464)	-117.8%
Loss on debt extinguishment	$4,423,869	$-	$4,423,869	100.0%

Consulting fees were $21,929 for the three months ended September 30, 2009 compared to $466,386 for the three months ended September 30, 2008.  During the three months ended September 30, 2008, we incurred significant costs outsourcing certain functions to third party consultants to assist in advising on agricultural landscapes, other sugarcane development methods, and advising on dismantling and rebuilding the Sugar Mill.  We expect the consulting fees to increase as we receive additional funding.

General and administrative costs were $232,478 for the three months ended September 30, 2009 compared to $526,726 for the three months ended September 30, 2008.  The decrease of $294,248 was primarily due to a decrease in travel expenses of approximately $270,000 and other cost reduction efforts.  The travel expenses incurred during the three months ended September 30, 2008 were related to our efforts to secure financing.

Professional fees were $294,808 for the three months ended September 30, 2009 compared to $499,294 for the three months ended September 30, 2008, primarily due to a decrease in legal fees by approximately $100,000 and decreases in other professional services and accounting services.  The decrease in legal fees is because we had legal consultants assist in the land acquisitions and structuring of financing arrangements during the three months ended September 30, 2008.

Salaries and wages were $587,559 for the three months ended September 30, 2009 compared to $813,481 for the three months ended September 30, 2008.  The decrease is due to the downsizing of our staffing level in 2009 because of insufficient funds.

Amortization of debt discounts and debt issuance costs were $246,131 for the three months ended September 30, 2009 compared to $962,665 for the three months ended September 30, 2008.  These costs represent the fair value of the warrants and beneficial conversion features that are recorded as debt discounts and amortized over the terms of the debt.  Included in this amount are costs associated with issuing debt which is then amortized over the terms of the debt.  The decrease in the three months ended September 30, 2009 compared to 2008 is because the majority of the debt discounts have been fully amortized.

Interest expense was $607,534 for the three months ended September 30, 2009 compared to interest income of $334,096 for the three months ended September 30, 2008.  The increase is due to the increase in outstanding debt.  During the three months ended September 30, 2009, the Company increased its debt by approximately $7.4 million.

The change in the value of the derivative liabilities resulted in a gain of $217,806 and a loss of $1,222,658 for the three months ended September 30, 2009 and 2008, respectively.  The gain is due to the decrease in the Company’s share price, which causes the fair value of the derivative liabilities to decrease thereby reducing the liabilities with a corresponding change (i.e., gain) recorded in the consolidated statement of operations.  The loss of $1,222,658 for the three months ended September 30, 2008 is because of a change in estimate for the expected life of certain warrants.  Initially, these warrants were valued with an expected life of one year; however, we changed the estimate from one year to the warrant’s remaining contractual life.

During the three months ended September 30, 2009, we recorded a loss on debt extinguishment of $4,423,869 compared to nil for the three months ended September 30, 2008.  The loss was comprised of the following:

Loss on
Description	Debt Extinguishment
Unamortized debt discounts	$(1,634,405)
Unamortized debt issuance costs	(461,246)
Issuance of common stock	(2,779,308)
Forgiveness of interest	397,300
Write-off of accrued derivative liabilities	53,790
Loss on debt extinguishment (unaudited)	$(4,423,869)

Comparison of the nine months ended September 30, 2009 and the nine months ended September 30, 2008

The following table sets forth our expenses (income) for the periods indicated:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase	Percentage
	2009	2008	(Decrease)	Change
Consulting fees	$83,481	$1,574,174	$(1,490,693)	-94.7%
General and administrative	$1,208,072	$2,059,928	$(851,856)	-41.4%
Professional fees	$794,424	$1,637,685	$(843,261)	-51.5%
Salaries and wages	$1,904,498	$1,958,755	$(54,257)	-2.8%
Amortization of debt discounts and debt issuance costs	$2,619,703	$1,670,923	$948,780	56.8%
Interest expense	$1,270,316	$875,853	$394,463	45.0%
(Gain) loss in fair value of derivative liabilities	$(4,291,624)	$462,085	$(4,753,709)	-1028.8%
Loss on debt extinguishment	$4,423,869	$-	$4,423,869	100.0%

Consulting fees were $83,481 for the nine months ended September 30, 2009 compared to $1,574,174 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, we incurred significant costs outsourcing certain functions to third party consultants to assist in advising on agricultural landscapes, other sugarcane development methods, and advising on dismantling and rebuilding the Sugar Mill.  We expect the consulting fees to increase as we receive additional funding.

General and administrative costs were $1,208,072 for the nine months ended September 30, 2009 compared to $2,059,928 for the nine months ended September 30, 2008.  The decrease was primarily due to the decrease in investor relations expenses of approximately $200,000 and travel expenses of approximately $500,000.  The investor relations and travel expenses incurred during the nine months ended September 30, 2008 were related to our efforts to secure financing.  Due to cash restrictions, we have scaled down our expenditures.

Professional fees were $794,424 for the nine months ended September 30, 2009 compared to $1,637,685 for the nine months ended September 30, 2008 primarily due to a decrease in legal fees of approximately $678,000. The decrease in legal fees is because we had legal consultants assist in the land acquisitions and structuring of financing arrangements during the nine months ended September 30, 2008.

Salaries and wages were $1,904,498 for the nine months ended September 30, 2009 compared to $1,958,755 for the nine months ended September 30, 2008.  These amounts are comparable because wages increased due to the hiring of key executives throughout the last quarters of 2008, which would have increased our overall salaries and wages, but we also decreased our staff level in 2009 due to our lack of funding.

Amortization of debt discounts and debt issuance costs were $2,619,703 for the nine months ended September 30, 2009 compared to $1,670,923 for the nine months ended September 30, 2008.  These costs represent the fair value of the warrants and beneficial conversion features that are recorded as debt discounts and amortized over the terms of the debt.  Included in this amount are costs associated with issuing debt, which is then amortized over the terms of the debt.  Due to the payment on certain debt and the conversion of convertible debt to secured financing, the majority of the debt discounts and debt issuance costs have been either fully amortized or written off.

Interest expense was $1,270,316 for the nine months ended September 30, 2009 compared to $875,853 for the nine months ended September 30, 2008.  These costs consist of the interest expense and the interest premium associated with the convertible notes.  The increase is due to the increase in outstanding debt.  During the three months ended September 30, 2009, the Company increased its debt by approximately $7.4 million, which increased the overall interest expense for the nine month period.

The change in the value of the derivative liabilities resulted in a gain of $4,291,624 and a loss of $462,085 for the nine months ended September 30, 2009 and 2008, respectively.  The gain is due to the decrease in the Company’s share price, which causes the fair value of the derivative liabilities to decrease thereby reducing the liabilities with a corresponding gain recorded in the consolidated statement of operations.  We also implemented provisions of ASC 815 and recorded on January 1, 2009 an accrued conversion option liability of $1,778,343, which had a fair value of nil at September 30, 2009 for a decrease of $1,778,343 in the conversion option liability.  The loss of $462,085 for the nine months ended September 30, 2008 is because of a change in estimate for the expected life of certain warrants.  Initially, these warrants were valued with an expected life of one year; however, we changed the expected life to be the expiration date of the warrants.

During the nine months ended September 30, 2009, we recorded a loss on debt extinguishment of $4,423,869 compared to nil for the nine months ended September 30, 2008.  The loss was comprised of the following:

Loss on
Description	Debt Extinguishment
Unamortized debt discounts	$(1,634,405)
Unamortized debt issuance costs	(461,246)
Issuance of common stock	(2,779,308)
Forgiveness of interest	397,300
Write-off of accrued derivative liabilities	53,790
Loss on debt extinguishment (unaudited)	$(4,423,869)

Liquidity and Capital Resources

At September 30, 2009, our cash and cash equivalents totaled approximately $38,000, compared to approximately $761,000 as of December 31, 2008.  Currently, our operations are funded by financing activities.  Our existing capital resources are not sufficient to fund our operations for the next six months, and therefore, we will need additional financing to fund future operations through offerings of equity or debt securities.  We can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

To date, we have had negative cash flows from operations, and we have depended on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future as we currently do not have any revenue streams. Therefore, we anticipate that we will have negative cash flows from operations for our fiscal year ending December 31, 2009 and beyond until we are able to generate sufficient revenues to meet operating expenses.

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

Cash Used in Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2009 was $1,999,205.  During the nine months ended September 30, 2009, the cash used in operating activities was comprised primarily of our net loss of $8,119,517 decreased by the change in derivative liabilities value of $4,291,624, offset primarily by the amortization of debt discounts and debt issuance costs of $2,619,703, the loss on extinguishment of debt of $4,423,869, and the increase of our accounts payable, accrued interest, and other payables of $2,435,207, collectively.

Cash Used in Investing Activities

Due to our lack of financing, we did not make any purchases of plant and equipment during the nine months ended September 30, 2009 compared to $619,939 for the nine months ended September 30, 2008.

Cash Flows from Financing Activities

Historically, we have met our immediate and long-term financial requirements primarily through the sale of common stock and other convertible equity securities and through the issuance of convertible promissory notes.  During the nine months ended September 30, 2009, we received $275,000 from short-term financing and $3,000,000 from secured long-term financing, and repaid $2,000,000 on our convertible promissory notes.  During the nine months ended September 30, 2008, we received net proceeds of $9,200,000 from the issuance of convertible notes, $1,685,794 from the issuance of common stock, and $1,000,000 from the issuance of preferred stock, and made payments of $3,199,500 on our convertible notes.

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

I2BF is required to make an additional investment in Notes with an aggregate principal amount of $1,725,000 and shall be issued 10,238,381 additional shares of common stock, and an additional Closing shall be held with respect to such investment (the “Balance Closing”) if and as soon as practicable following the closing of a credit facility currently under negotiation between the Company and Banco Internacional del Perú S.A.A. (“Interbank”) and evidenced by that certain letter of intent dated May 29, 2009 (the “Interbank Facility”), provided that the Interbank Facility shall provide credit to our Company and its subsidiaries of not less than $15,000,000.  The obligation (but not the right) of I2BF to loan to the Company an additional $1,750,000 shall cease in the event that the Interbank Facility is not closed by October 15, 2009.  As of October 15, 2009, we had not closed a financing deal with Interbank which caused the loan to be in default; therefore, the notes payable and interest payable are presented as current liabilities on the accompanying consolidated balance sheets.

Proceeds from the financing also were directed to the repayment of $2,000,000 in principal owed by us to Whitebox.  Effective as of the closing of the financing, all of our obligations to Whitebox were finally and effectively satisfied and extinguished, including warrants formerly held by Whitebox.

The Notes accrue interest at 15% per annum and are due on December 31, 2012.

On November 6, 2009, we issued a secured promissory note to I2BF for $500,000.  The secured promissory note accrues interest at 15% per annum, and the principal plus accrued interest is due on January 31, 2010.  The note is secured by substantially all of the Company’s assets as fully set forth in the July 15, 2009 agreement with I2BF.

Contractual Obligations

At September 30, 2009, our significant contractual obligations, except for the land lease referred to below, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$17,477,270	$-	$-	$-	$17,477,270
Operating lease obligations	21,224	159,688	-	-	180,912
Total	$17,498,494	$159,688	$-	$-	$17,658,182

On June 19, 2008, we entered into a 99-year land lease agreement that expires in 2107 for approximately 24,000 hectares of land in Peru.  The annual lease payment is approximately $192,000 for the first year, $240,000 after the first year until the initial harvest, and then $1,200,000 thereafter.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used and record impairment losses on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. We believe that as of September 30, 2009 and December 31, 2008, there were no significant impairments of our long-lived assets.

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

Accrued Derivative Liabilities

We apply a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment.  However, liability accounting is triggered on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  We determine which instruments or embedded features require liability accounting and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments held by the Company applying a three-level valuation hierarchy.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity to determine proper accounting recognition.

Recently Issued Accounting Pronouncements

On January 1, 2009, the FASB issued an accounting standard regarding the accounting and reporting of non-controlling interest in consolidated financial statements.  The update states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The update applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of the update did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a standard that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2009, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures are not effective solely due to the fact that the Company continues to have material weaknesses in its internal control over financial reporting.  Notwithstanding the foregoing, management believes that the disclosure information set forth in this report on Form 10-Q is complete, compliant, and accurate and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2009, we issued 29,545 shares of our common stock to Leonard Brooks, a director of the Company, for services as a director pursuant to his director agreement.  We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 21, 2009, we issued 159,375 warrants to purchase an aggregate amount of 159,375 shares of our common stock to Citation Capital Management for placement agent services rendered in connection with the secured promissory note issued on July 15, 2009 .  We relied on Section 4(2) of the Securities Act as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 11, 2009, we issued 1,000,000 shares of our common stock to our legal counsel, Richardson & Patel LLP, in consideration for services rendered to the Company that were valued at $70,000. We relied on Section 4(2) of the Securities Act as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Other than the above, there are no unregistered sales of equity securities during the quarter ended September 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

a)           Bridge Financing

On November 10, 2009, we closed a $500,000 bridge financing transaction with I2BF BioDiesel Limited (“I2BF”).  In exchange for the loan, we issued to I2BF a Secured Promissory Note with a principal of $500,000 on November 6, 2009 (“Bridge Note”).  The principal is subject to interest at the rate of 15% per annum.  All unpaid principal and unpaid and accrued interest is due on the earlier of (i) January 31, 2010, (ii) a change of control of the Company, and (iii) upon or after the occurrence of an event of default, if any.  Events of default under the Bridge Note are as follows: (i) our failure to pay principal or interest upon receipt of written notice from I2BF of our failure to pay on a due date; (ii) a voluntary bankruptcy or insolvency proceeding; (iii) an involuntary bankruptcy or insolvency proceeding that is not dismissed or discharged within thirty days of commencement; (iv) any of our representations or warranties to I2BF in connection with the Bridge Note being materially false, incorrect, incomplete, or misleading; (v) our or our subsidiary’s (a) failure to make payments under the terms of any other indebtedness beyond any applicable grace period or (b) default under any other indebtedness, which effect causes indebtedness of at least $100,000 to become due prior to such indebtedness’ maturity date; (vi) a final court judgment or order for the Company or a subsidiary to pay over $250,000 that is not discharged for a period of thirty days; (vii) the Bridge Note not being a legal, valid, and binding obligation of the Company enforceable against us in accordance with its terms; and (viii) a breach by the Company or a subsidiary of any covenant contained in the Bridge Note, and if a curable breach, failure to cure within thirty days after receiving written notice of such breach.

In connection with the bridge financing, we entered into a Consent and Waiver and Amendment to Security Agreement (the “Agreement”) with I2BF and Blue Day SC Ventures (“Blue Day”) on November 6, 2009.  The Agreement amended the Security Agreement that we entered into with I2BF on July 15, 2009 to extend to the Bridge Note the security interests granted by the Security Agreement.  I2BF, however, agreed to subordinate its security interests to those granted to Banco Internacional del Peru S.A.A. (“Interbank”), if any, in connection with a financing by Interbank.  The Security Agreement was described and attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2009, and the description of the Security Agreement is incorporated herein by reference.

The Agreement also serves as I2BF’s and Blue Day’s consent to (i) the Bridge Note, which constitutes indebtedness that was prohibited by a Secured Note and Common Stock Purchase Agreement (“Note and Stock Purchase Agreement”) that we entered into with I2BF and Blue Day, and (ii) the security interest granted in connection with the Bridge Note, which constitutes a security interest that was also prohibited by that agreement.  The Note and Stock Purchase Agreement was described and attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2009, and the description of the Note and Stock Purchase Agreement is incorporated herein by reference.

Under the Agreement, the Company, I2BF, and Blue Day further agreed that an additional loan to the Company by I2BF in the amount of $1,725,000, which was described in the Note and Stock Purchase Agreement, would occur solely at I2BF’s option following the closing of a financing by Interbank and I2BF’s satisfaction of the conditions for such additional loan as set forth in the Note and Stock Purchase Agreement.  If I2BF makes the additional loan, then I2BF may elect to apply the then outstanding principal and interest under the Bridge Note against such additional loan amount.

(b)           There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment (2)
3.4	Amended and Restated Certificate of Designation, Power, Preference and Rights of Series A Preferred Stock (3)
3.5	Certificate of Amendment of the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock (4)
10.1	Blue Day Note (4)
10.2	I2BF Note (4)
10.3	Secured Note and Common Stock Purchase Agreement (4)
10.4	Security Agreement (4)
10.5	Consent and Waiver and Amendment to Security Agreement between Stratos Renewables Corporation, I2BF BioDiesel Limited, and Blue Day SC Ventures, dated November 6, 2009 *
10.6	Secured Promissory Note issued to I2BF BioDiesel Limited on November 6, 2009 *
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

(1)	Filed on November 20, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on November 26, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on April 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on July 21, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: November 17, 2009	By:	/s/ Thomas Snyder
Thomas Snyder
Chief Executive Officer and President (Principal Executive Officer)

Date: November 17, 2009	By:	/s/ Julio Cesar Alonso
Julio Cesar Alonso
Chief Financial Officer (Principal Financial and Accounting Officer)