Form 10-Q
period 2022-03-31
Stratos Renewables Corp
filed 2022-05-16
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-1528188

Stratos Renewables Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1699126
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3535 Executive Terminal Drive

Henderson, NV 89052

(Address of principal executive offices)

(702) 840-4433

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001	SRNW	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 13, 2022, there were 228,250,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●	our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future;

●	our ability to obtain additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons;

●	competition;

●	general economic conditions and events and the impact they may have on us; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Stratos Renewables Corporation” “we,” “us,” “our” and the “Company” refer collectively to Stratos Renewables Corporation and its subsidiaries, if any.

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$64,192	$51,494
Accounts payable – related party	15,442	1,365
Total current liabilities	79,634	52,859

TOTAL LIABILITIES	79,634	52,859

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 235,176,673 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	235,177	235,177
Additional paid in capital	99,700	99,700
Accumulated deficit	(414,811)	(388,036)
Total stockholders’ deficit	(79,634)	(52,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	26,775	-
Related party consulting expense for preferred stock	-
General and administrative	-	-
Total operating expenses	26,775	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(26,775)	-

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(26,775)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(26,775)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	235,176,673	235,176,673

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(26,775)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Preferred shares accrued for services-related party	-	-
Changes in assets and liabilities
Accounts payable – related party	14,077	-
Accounts payable and accrued expenses	12,698	-
Net cash (used in) operating activities	(-)	-

Cash flows from financing activities:
Proceeds from officer for preferred shares	-	-
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	235,176,673	$235,177	$-	$(235,177)	$-

Net loss for the period		-		-	-	-	-

Balances at March 31, 2021	-	$-	235,176,673	$235,177	$-	$(235,177)	$-

Balances at December 31, 2021	300,000	$300	235,176,673	$235,177	$99,700	$(388,036)	$(52,859)

Net loss for the period	-	-	-	-	-	(26,775)	(26,775)

Balances at March 31, 2022	300,000	$300	235,176,673	$235,177	$99,700	$(414,811)	$(79,634)

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022 AND 2021

NOTE 1- NATURE OF OPERATIONS

Nature of Operations

Stratos Renewables Corporation (the “Company”) was incorporated in the State of Nevada on September 29, 2004. The Company was a development import/export business in products derived from hydrocarbons and bio-fuels. They ceased doing business and dissolved on May 27, 2014. On June 15, 2021, the Company was revived and is exploring opportunities to identify targets for acquisition.

The Company had a subsidiary Stratos del Peru S.A.C. in Peru. This entity is no longer active and there is no current ownership in this entity and not included in the Company’s financial statements.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented as unaudited and in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company believes that these financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and cash flows for the periods presented.

NOTE 3-STOCKHOLDERS’ DEFICIT

There were no common or preferred stock transactions since the Company was dissolved in 2014 until December 2021 when the Company issued 300,000 shares of Series B Preferred Stock as noted below.

The Company on December 10, 2021 amended their articles of incorporation to include a certificate of designation for a Series B Preferred Stock that is not convertible, but has voting rights of 10,000 votes per 1 share. These shares were issued to the officer of the Company in December 2021.

On July 1, 2021, the Company entered into an agreement with its officer to provide services to the Company. The officer was obligated to pay $50,000 plus provide services valued at an additional $50,000 for the issuance of 300,000 shares of a newly formed series of preferred stock (Series B). The only rights the Series B preferred Shares have are voting rights equivalent to 10,000 votes for each share. These shares are not convertible into any other series of authorized stock of the Company and are not redeemable. The Series B Preferred Shares were deemed issued as of the date of the agreement, however there were administrative delays in forming this new series and amending the certificate of incorporation. The Company has reflected these shares as equity and noted that they are accrued. The Certificate of Incorporation was amended on December 10, 2021 and the 300,000 shares were issued upon this amendment.

There are no stock options or warrants outstanding as of March 31, 2022 and December 31, 2021.

NOTE 4 – GOING CONCERN

The Company concluded that due to the change in management and revival of the entity, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

Management intends to identify potential merger candidates to provide operating revenues and profitability. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. Even though management believes this plan will allow the Company to continue as a going concern, there are no guarantees to the successful execution of this plan.

These financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

Impact of COVID-19

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations.

NOTE 5 – RELATED PARTY TRANSACTION

On July 1, 2021, the Company entered into an agreement with its officer to provide services to the Company. The officer was obligated to pay $50,000 plus provide services valued at an additional $50,000 for the issuance of 300,000 shares of a newly formed series of preferred stock (Series B). The only rights the Series B preferred Shares have are voting rights equivalent to 10,000 votes for each share. These shares are not convertible into any other series of authorized stock of the Company and are not redeemable. The Series B Preferred Shares were deemed issued as of the date of the agreement, however there were administrative delays in forming this new series and amending the certificate of incorporation. The Company has reflected these shares as equity and noted that they are accrued. The Certificate of Incorporation was amended on December 10, 2021 and the 300,000 shares were issued upon this amendment.

NOTE 6 – CONTINGENCY

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

I2BF was required to make an additional investment in Notes with an aggregate principal amount of $1,725,000 and be issued 10,238,381 additional shares of Common Stock, and an additional Closing shall be held with respect to such investment (the “Balance Closing”) if and as soon as practicable following the closing of the credit facility currently under negotiation between the Company and Banco Internacional del Perú S.A.A. (“Interbank”) and evidenced by that certain letter of intent dated May 29, 2009 (the “Interbank Facility”), provided that the Interbank Facility shall provide credit to the Company and its subsidiaries of not less than $15,000,000. The obligation (but not the right) of I2BF to participate in the Balance Closing shall cease in the event that the Interbank Facility was not closed by October 15, 2009.

In light of the age of this debt obligation, unless its terms have been amended to avoid the six year statute of limitations under NRS 11.190(1)(b) for initiating collection actions for written debt obligations, it may no longer be a valid claim against us. To ascertain with certainty whether that is the case, we filed on September 20, 2021 an Application by Custodia to Bar Unasserted Claims in the District Court of the State of Nevada in and for Clark County. A motion to bar claims has been granted effective February 10, 2022.

Pursuant to ASC 450-20-50-3, disclosure of the contingency shall be made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred and either of the following conditions exists: (a) an accrual is not made for a loss contingency because (1) information available before the financial statements are issued or are available to be issued indicates that it is probable an asset had been impaired or liability had been incurred at the date of the financial statements (it is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss); and (2) the amount of the loss can be reasonably estimated; or (b) an exposure to loss exists in excess of the amount accrued pursuant to the range of loss estimates pursuant to ASC 450-20-30-1.

Based on the age of the debt obligation and the fact that a motion to bar claims has been granted, the Company does not consider this obligation probable, nor can they reasonably estimate a range of loss.

As a result, no accrual has been estimated and recorded as of the balance sheet dates.

NOTE 7: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through May 13, 2022 which is the date that the financial statements were available to be issued.

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The “Company,” “we,” “us,” or “our,” are references to the business of Stratos Renewables Corporation, a Nevada corporation.

Corporation Information

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

On November 14, 2007, pursuant to the Agreement Concerning the Exchange of Securities or the Share Exchange Agreement (the “Share Exchange”), by and among New Design Cabinets, Inc., Stratos Peru and the security holders of Stratos Peru, we acquired 999 or 99.9% of the issued and outstanding shares of common stock of Stratos Peru, and issued 45,000,000 shares of our common stock, par value $0.001, to the former common stockholders of Stratos Peru. Upon consummation of the Share Exchange, we commenced our business plan to develop ethanol and sugar products in Peru through the cultivation, harvesting and processing of sugarcane in low cost growing locations.

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

Our last financial report was a Form 10-Q filed November 17, 2009 for the quarter ended September 30, 2009.

On March 26, 2010, we filed a Form 15 with the Securities Exchange Commission (the “SEC”) to voluntarily effect the deregistration of our common stock. We were eligible to deregister by filing a Form 15 because we had fewer than 300 holders of record of our common stock. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, were immediately suspended.

On June 15, 2021, George Sharp was appointed as our custodian by Order Granting Motion to Appoint George Sharp as Custodian and For Temporary Restraining Order on Order Shortening Time (Case No. A-21-835772-B, Dept. No.: 13) issued by the District Court of the State of Nevada in and for Clark County (the “Court Order”). Under his authority as Custodian George Sharp appointed himself as the sole member of the Board and President, Secretary and Treasurer of the Company by resolutions of the registrant’s Board of Directors on June 15, 2021. On December 10, 2021, in recognition of the $50,000 cash invested and $50,000 in consulting fees accrued by George Sharp for professional and regulatory fees to reinstate the registrant in the State of Nevada and to have the Company become current in its filings under the SEC’s recently imposed requirements for public companies operating under SEC Rule 15c2-11 that mandated the filing of current financial and corporate disclosures to be submitted to OTC Markets by June 30, 2021 and to have OTC Markets declare the Company “current” by September 30, 2021, the Board issued 300,000 shares of the authorized “blank check” preferred stock to George Sharp with 10,000 votes for each share of preferred stock to give voting control to Mr. Sharp. Mr. Sharp engaged BF Borgers CPA PC as the Company’s auditor to audit the financial statements prepared under Mr. Sharp’s supervision to allow for the necessary filings with the SEC to have the Company be subject to the reporting requirements of the SEC, including the filing of annual and quarterly financial reports.

On September 27, 2021 we filed a Motion to Require Written Proof of Claim on Order Shortening Time in the District Court of the State of Nevada in and for Clark County under NRS 78.347, 78.675 and other applicable provisions of Nevada law seeking an order barring unasserted claims against Stratos Renewables and likewise barring all creditors and claimants of Stratos Renewables from participating in the distribution of the assets of the Corporation as set forth in NRS 78.675.

On September 28, 2021 we filed a Form 10-12G/A which we withdrew on November 19, 2021 to allow us to clarify the rights, preferences and privileges of our Series B preferred shares. We filed on December 10, 2021 a Certificate of Designation with the Nevada Secretary of State to provide that the Company designated 300,000 shares of Series B preferred stock with the voting rights of 10,000 shares of our common stock for each share of Series B preferred stock but with no rights of conversion into shares or our common stock.

On October 1, 2021 the District Court of the State of Nevada in and for Clark County entered an Order Granting Motion to Require Written Proof of Claim requiring that “any claimants and creditors of Stratos who fail to timely submit Proof of Claim as set forth in this Order shall be barred from later presenting their claim to Stratos.” On February 10, 2022, the District Court of the State of Nevada in and for Clark County entered an Order that “any and all claimants and creditors of Stratos are hereby barred from presenting any claim to Stratos.”

Our principal executive offices are located at 3535 Executive Terminal Drive, Henderson, NV 89052, and our telephone number is (702)-840-4433.

The Company’s accounting year end is December 31.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business or be acquired should such a reasonable opportunity arise.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. These estimates and assumptions have a significant impact on our financial statements. Actual results could differ materially from those estimates.

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Quarterly Report on Form 10-Q. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations. The pandemic may, however, have an impact on our ability to develop business. For example, our efforts will be threatened by government shutdowns, supply and labor issues and resulting economic downturns which the pandemic has historically caused. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, the industries in which we operate and plan to operate and the economy in general in light of the pandemic.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

We expect that our operating revenues, cost of revenues and operating expenses will greatly increase in the next fiscal year when we identify a potential acquisition target. Currently we only have nominal operating expenses to run the company and report to the Securities and Exchange Commission. We have identified ourselves as a shell company until such time a suitable business can be acquired, and we sustain operations.

For the Three Months Ended March 31, 2022 and 2021

In the three months ended March 31, 2022, we incurred professional fees of $26,775 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

We had no operating expenses for the comparative period in 2021.

Liquidity and Capital Resources

The Company in June 2021 was recently revived by the State of Nevada. The Company had no operations for a period of 11 years prior to that when they filed a Form 15.

On June 15, 2021, George Sharp was appointed as our Custodian by Order Granting Motion to (1) Intervene, (2) Remove Custodian, (3) Appoint George Sharp as Custodian, and (4) for Temporary Restraining Order and Preliminary Injunction on Order Shortening Time, Case No A-21-835772-B, Dept. No. 13 issued by the District Court of the State of Nevada in and for Clark County (the “Court Order”). Under his authority as Custodian, George Sharp appointed himself as the sole member of the Board and President, Secretary and Treasurer of the Company by resolutions of the registrant’s Board of Directors on June 16, 2021.

Since April 29, 2022, the Company has completed Securities and Exchange Commission filings to become a fully reporting company. They have brought current state regulatory filings to be compliant in the State of Nevada. The Company has commenced the process to identify suitable acquisition targets. The current operating expenses incurred have been to get to this point. Future operating expenses will be largely funded by George Sharp until such time as the Company can raise the necessary funding to acquire a business and provide necessary working capital to pay for the operating expenses of the Company.

As of March 31, 2022, we had an accumulated deficit of $414,811 and a working capital deficit of $79,634. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2021.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported no cash flow from operations as our net loss from operations offset the increase in accounts payable. It is anticipated that we will continue to report negative operating cash flow in future periods.

Cash Flows from Investing Activities:

We had no investing activities for the three months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities:

For the three months ended March 31, 2022 and 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the nine months ended March 31, 2021.

Based upon our current operations, we will need additional working capital to fund our operations over the next 12 months. Further, if we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

We anticipate that we will incur operating losses during the next 12 months. Our ability to develop and implement our business plan will be subject to a number of risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any legal proceedings, including routine litigation arising in the normal course of business that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2021, we issued 300,000 shares of Series B Preferred shares to our CEO for his services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: May 16, 2022	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial Officer)

