Form 10-Q
period 2022-06-30
Stratos Renewables Corp
filed 2022-08-12
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 8, 2022, there were 16,803,070 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,669	$51,494
Accounts payable – related party	86,558	1,365
Total current liabilities	95,227	52,859

TOTAL LIABILITIES	95,227	52,859

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 236,476,673 and 235,176,673 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	236,477	235,177
Additional paid in capital	2,048,400	99,700
Accumulated deficit	(2,380,404)	(388,036)
Total stockholders’ deficit	(95,227)	(52,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	492,368	-
Related party consulting expense for common stock	1,500,000
General and administrative	-	-
Total operating expenses	1,992,368	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(1,992,368)	-

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,992,368)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(1,992,368)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.008)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	235,277,225	235,176,673

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	465,593	-
Related party consulting expense for common stock	1,500,000
General and administrative	-	-
Total operating expenses	1,965,593	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(1,965,593)	-

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,965,593)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(1,965,593)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.008)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	235,376,673	235,176,673

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(1,992,368)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares accrued for services-related party	1,500,000	-
Common shares issued for consulting – non-related parties	450,000
Changes in assets and liabilities
Accounts payable – related party	85,193	-
Accounts payable and accrued expenses	(42,825)	-
Net cash (used in) operating activities	(-)	-

Cash flows from financing activities:
Proceeds from officer for preferred shares	-	-
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	235,176,673	$235,177	$-	$(235,177)	$-

Net loss for the period		-		-	-	-	-

Balances at June 30, 2021	-	$-	235,176,673	$235,177	$-	$(235,177)	$-

Balances at December 31, 2021	300,000	$300	235,176,673	$235,177	$99,700	$(388,036)	$(52,859)

Shares issued for consulting services to related and non-related parties	-	-	1,300,000	1,300	1,948,700	-	1,950,000

Net loss for the period	-	-	-	-	-	(1,992,368)	(1,992,368)

Balances at June 30, 2022	300,000	$300	236,476,673	$236,477	$2,048,400	$(2,380,404)	$(95,227)

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022 AND 2021

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

On June 27, 2022, the Company issued 1,000,000 common shares to the Chief Executive Officer and 300,000 common shares to consultants for services rendered valued at $1.50 per share, or $1,950,000.

There are no stock options or warrants outstanding as of June 30, 2022 and December 31, 2021.

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

The Company issued 1,000,000 shares of common stock to the Chief Executive Officer for services rendered on June 27, 2022.

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

NOTE 7: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through August 8, 2022 which is the date that the financial statements were available to be issued.

On July 5, 2022 in District Court of Clark County, Nevada, the Motion to Cancel 219,673,603 shares of the Company’s common stock was approved. This reduced the number of issued and outstanding shares to 16,803,070.

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

On July 5, 2022 in District Court of Clark County, Nevada, the Motion to Cancel 219,673,603 shares of the Company’s common stock was approved. This reduced the number of issued and outstanding shares to 16,803,070.

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

For the Six Months Ended June 30, 2022 and 2021

In the six months ended June 30, 2022, we incurred professional fees of $492,368 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings, which includes $450,000 in common shares issued to consultants. In addition, the Company recorded $1,500,000 in common shares issued to the Chief Executive Officer of the Company for services rendered.

We had no operating expenses for the comparative period in 2021.

For the Three Months Ended June 30, 2022 and 2021

In the three months ended June 30, 2022, we incurred professional fees of $465,593 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings, which includes $450,000 in common shares issued to consultants. In addition, the Company recorded $1,500,000 in common shares issued to the Chief Executive Officer of the Company for services rendered.

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

As of June 30, 2022, we had an accumulated deficit of $2,380,404 and a working capital deficit of $93,727. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2021.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported no cash flow from operations as our net loss from operations offset the increase in accounts payable, and an adjustment for common shares issued to consultants. It is anticipated that we will continue to report negative operating cash flow in future periods.

Cash Flows from Investing Activities:

We had no investing activities for the six months ended June 30, 2022 and 2021.

Cash Flows from Financing Activities:

For the six months ended June 30, 2022 and 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the six months ended June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2022, we issued 1,300,000 shares of common stock to our CEO and consultants for services rendered.

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

STRATOS RENEWABLES CORPORATION

Date: August 12, 2022	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

