Form 10-Q
period 2022-09-30
Stratos Renewables Corp
filed 2022-11-07
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 7, 2022, there were 16,803,070 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,277	$51,494
Accounts payable – related party	116,524	1,365
Total current liabilities	123,801	52,859

TOTAL LIABILITIES	123,801	52,859

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 16,803,070 and 235,176,673 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	16,803	235,177
Additional paid in capital	2,268,074	99,700
Accumulated deficit	(2,408,978)	(388,036)
Total stockholders’ deficit	(123,801)	(52,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements.

F-1

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	520,942	-
Related party consulting expense for common stock	1,500,000
General and administrative	-	-
Total operating expenses	2,020,942	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(2,020,942)	-

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(2,020,942)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(2,020,942)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.012)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	164,870,896	235,176,673

See notes to financial statements.

F-2

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	23,341	-
Related party consulting expense for common stock	-
General and administrative	-	-
Total operating expenses	23,341	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(23,341)	-

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(23,341)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(23,341)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.001)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	26,354,096	235,176,673

See notes to financial statements.

F-3

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(2,020,942)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares accrued for services-related party	1,500,000	-
Common shares issued for consulting – non-related parties	450,000
Changes in assets and liabilities
Accounts payable – related party	115,159	-
Accounts payable and accrued expenses	(44,217)	-
Net cash (used in) operating activities	-	-

Cash flows from financing activities:
Proceeds from officer for preferred shares	-	-
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

F-4

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	235,176,673	$235,177	$-	$(235,177)	$-

Net loss for the period		-		-	-	-	-

Balances at September 30, 2021	-	$-	235,176,673	$235,177	$-	$(235,177)	$-

Balances at December 31, 2021	300,000	$300	235,176,673	$235,177	$99,700	$(388,036)	$(52,859)

Shares issued for consulting services to related and non-related parties	-	-	1,300,000	1,300	1,948,700	-	1,950,000
Shares cancelled by court order	-	-	(219,673,603)	(219,674)	219,674	-	-

Net loss for the period	-	-	-	-	-	(2,020,942)	(2,020,942)

Balances at September 30, 2022	300,000	$300	16,803,070	$16,803	$2,268,074	$(2,408,978)	$(123,801)

See notes to financial statements.

F-5

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

On September 16, 2022, the Board of Directors approved a 5:1 forward stock split. A Preliminary 14C was filed on October 11, 2022.

There are no stock options or warrants outstanding as of September 30, 2022 and December 31, 2021.

F-6

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through November 8, 2022 which is the date that the financial statements were available to be issued.

F-7

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

On July 6, 2022 the District Court of Clark County, Nevada at the request of George Sharp acting as our Court appointed Custodian, entered an Order Granting Motion to Cancel Shares of Stratos Stock on an Order Shortening Time on July 6, 2022. As a result of that Order, 219,673,603 shares of our common stock were cancelled that reduced the number of our issued and outstanding shares of common stock to 16,803,070.

On August 23, 2022 the District Court of Clark County, Nevada at the request of George Sharp acting as our Court appointed Custodian, entered an Order Granting Motion to Terminate Custodianship on Order Shortening Time.

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

For the Nine Months Ended September 30, 2022 and 2021

In the nine months ended September 30, 2022, we incurred professional fees of $520,942 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings, which includes $450,000 in common shares issued to consultants. In addition, the Company recorded $1,500,000 in common shares issued to the Chief Executive Officer of the Company for services rendered.

We had no operating expenses for the comparative period in 2021.

For the Three Months Ended September 30, 2022 and 2021

In the three months ended September 30, 2022, we incurred professional fees of $23,341 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of September 30, 2022, we had an accumulated deficit of $2,408,978 and a working capital deficit of $123,801. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2021.

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

Cash Flows from Investing Activities:

We had no investing activities for the nine months ended September 30, 2022 and 2021.

Cash Flows from Financing Activities:

For the nine months ended September 30, 2022 and 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the nine months ended September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: November 7, 2022	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

