Form 10-K
period 2022-12-31
Stratos Renewables Corp
filed 2023-03-31
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 000-54912

STRATOS RENEWABLES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-1699126
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

3535 Executive Terminal Drive Henderson, NV	89052
Address of Principal Executive Offices	Zip Code

(702)-840-4433

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☒ No ☐.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately $28,475,603 as of June 30, 2022, the end of our fiscal second quarter, computed on the basis of the closing price on such date.

As of March 27, 2023, there were 84,015,350 shares of the registrant’s common stock outstanding.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

2

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Stratos Renewables Corporation unless otherwise indicated.

Organizational History

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

On March 25, 2010, we filed a Form 15 with the Securities Exchange Commission (the “SEC”) to voluntarily effect the deregistration of our common stock. We were eligible to deregister by filing a Form 15 because we had fewer than 300 holders of record of our common stock. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, were immediately suspended.

On June 15, 2021, George Sharp was appointed as our custodian by Order Granting Motion to Appoint George Sharp as Custodian and For Temporary Restraining Order on Order Shortening Time (Case No. A-21-835772-B, Dept. No.: 13) issued by the District Court of the State of Nevada in and for Clark County (the “Court Order”). Under his authority as Custodian George Sharp appointed himself as the sole member of the Board and President, Secretary and Treasurer of the Company by resolutions of the registrant’s Board of Directors on June 15, 2021. On December 10, 2021, in recognition of the $50,000 cash invested and $50,000 in consulting fees accrued by George Sharp for professional and regulatory fees to reinstate the registrant in the State of Nevada and to have the Company become current in its filings under the SEC’s recently imposed requirements for public companies operating under SEC Rule 15c2-11 that mandated the filing of current financial and corporate disclosures to be submitted to OTC Markets by December 31, 2021 and to have OTC Markets declare the Company “current” by September 30, 2021, the Board issued 300,000 shares of the authorized “blank check” preferred stock to George Sharp with 10,000 votes for each share of preferred stock to give voting control to Mr. Sharp. Mr. Sharp engaged BF Borgers CPA PC as the Company’s auditor to audit the financial statements prepared under Mr. Sharp’s supervision to allow for the necessary filings with the SEC to have the Company be subject to the reporting requirements of the SEC, including the filing of annual and quarterly financial reports.

On September 21, 2021 we filed a Motion to Require Written Proof of Claim on Order Shortening Time in the District Court of the State of Nevada in and for Clark County under NRS 78.347, 78.675 and other applicable provisions of Nevada law seeking an order barring unasserted claims against Stratos Renewables and likewise barring all creditors and claimants of Stratos Renewables from participating in the distribution of the assets of the Corporation as set forth in NRS 78.675.

On September 27, 2021 we filed a Form 10-12G/A which we withdrew on November 19, 2021 to allow us to clarify the rights, preferences and privileges of our Series B preferred shares. We filed on December 10, 2021 a Certificate of Designation with the Nevada Secretary of State to provide that the Company designated 300,000 shares of Series B preferred stock with the voting rights of 10,000 shares of our common stock for each share of Series B preferred stock but with no rights of conversion into shares or our common stock.

On April 29, 2022 the SEC declared our Form 10-12G/A effective.

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

On July 6, 2022, the District Court in Clark County, Nevada, issued an Order granting the registrant’s Motion to Cancel Shares of Stratos Stock on an Order Shortening Time (Case No. A-21-835772-B). The Court found that George Sharp, following his being appointed on June 15, 2021 as Custodian for the registrant, Stratos Renewables Corporation, audited the registrant’s records and determined that 89 purported shareholders held restricted shares of stock totaling 219,673,603 shares for which Mr. Sharp could not find any record of any value received by the registrant for the issuance of these shares. Accordingly, the District Court issued an Order that the 219,673,603 shares of Stratos common stock registered to the shareholders on the List of Shareholders Holding Restricted Shares of Stratos Common Stock attached to the Order as Exhibit 1 were cancelled.

On December 15, 2022, FINRA announced on the daily list a 5:1 forward split under which existing holder of our shares of common stock were issued five shares of our common stock for each share of common stock held by such stockholders.

Our Business

Based on our proposed business activities, we are a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We intend to either retain an equity interest (common or preferred stock) in any private company we engage in a business combination or we may receive cash and/or a combination of cash and equity from any private company with which we complete a business combination. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

Management of the Company will have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;

●	growth potential of the new business opportunity;

●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

●	necessary capital requirements;

●	the competitive position of the new business opportunity;

●	the competitive position of the new business opportunity;

●	stage of business development;

●	the market acceptance of the potential products and services;

●	proprietary features and degree of intellectual property; and

●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty. Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company’s plan of operation.

Effecting a Business Combination

Prospective investors in our common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company Has Not Identified a Target Business or Target Industry

Our effort in identifying a prospective target business will not be limited to a particular industry and we may ultimately acquire a business in any industry management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Our management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a Target Business and Structuring of a Business Combination

Management owns approximately 93% of the issued and outstanding shares of common stock of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	stage of development of the products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection of the products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable Lack of Business Diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Very Limited Liquidity of Our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

Limited Ability to Evaluate the Target Business’ Management

We cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Our auditors Has Expressed Substantial Doubt About Our Ability to Continue as a Going Concern

Our audited financial statements for the years ended December 31, 2021 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition and Market Condition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

George Sharp, our Chief Executive Officer, is our sole executive officer. Mr. Sharp is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s management has multiple business affiliations, our management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what it believes will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with management.

Regulation

As of the date of this Report, we are required to file reports with the Securities and Exchange Commission (the “SEC”) by Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state-level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

ITEM 1A. RISK FACTORS

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this process before investing in our common stock.

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors, therefore, have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms, or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have no revenues and no operating business. We had a net loss of ($2,094,430) and ($152,859) for the years ended December 31, 2022 and 2021, respectively, a working capital deficit of ($197,289) and ($52,859) and an accumulated stockholders’ deficit of ($2,482,466) and ($388,036), respectively, at December 31, 2022 and 2021. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2022 and 2021 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We may require financing to acquire any business.

We may require financing to find an acquisition candidate and consummate a transaction. We cannot assure you that we will be successful in obtaining financing or locating a business to acquire or consummating a transaction or that any business we might acquire will be operated in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with operating our company. We are not currently engaged in any revenue generating activities and cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

As a blank check company, we must comply with Rule 419 of the Securities Act if we undertake an offering of our common stock.

The Securities Act defines a “blank check company” as a development stage company that has no specific business plan or purpose whose business plan is to merge with an unidentified company or companies. Thus, we are a blank check company. Rule 419 of the Securities Act requires, in the case of a registered offering of our common stock, that we undertake certain procedural steps before any shares of stock or the proceeds of the offering are released. Such requirements include:

Depositing the net offering proceeds in escrow until an acquisition has been completed;

Depositing all securities sold in the public offering into escrow until the acquisition has been completed;

Giving public shareholders an opportunity to consider any proposed acquisition and a chance to either approve the transaction and retain their shares or get at least 90% of their funds returned from the escrow.

The need to comply with the provisions of Rule 419 could deter a target company from seeking to complete a transaction with us.

As a shell company, we are not eligible to rely upon Form S-8 to issue our securities and are subject to enhanced reporting requirements.

As a shell company we are not eligible to rely upon Form S-8 to issue securities. Further, as a blank check we are subject to enhanced specific reporting requirements, including requirements as to the information to be disclosed in connection with any public offering of our securities as specified in Rule 419. These enhanced disclosure provisions and the rights to be provided to any purchaser in a public offering of our securities impose substantial costs on and impediments to a public offering of our common stock.

Because we are a shell company and have no business, holders of our common stock may not rely upon Rule 144 until disclosure provisions applicable to blank check companies are satisfied.

Rule 144 provides that shares of our common stock may not be sold under Rule 144 until we have ceased to be a shell company and one year has elapsed from the date on which we have filed Form 10 information. Thus, a holder of our common stock may be required to hold his shares indefinitely.

The COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

The COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Our common stock is subject to a “STOP” warning label on OTC PINK.

Our common stock is quoted on OTC Pink and is currently subject to a “STOP” warning on the OTC Pink. We are subject to a “STOP” warning as a result of our failure to provide any information to the public regarding our business and operations since we filed our Quarterly Report for the period ended December 31, 2012 with the SEC on February 20, 2013, suspending our obligation to file reports with the Securities and Exchange Commission. Being subject to a “STOP” warning severely limits the number of investors that might purchase our common stock and effectively prevents the development of an active trading market in our shares. We can provide no assurance as to whether OTC Markets Group, Inc., will ever remove the “STOP” sign currently applicable to our common stock.

As a blank check company, our shareholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws and due to the applicability of Rule 419.

There are state “blue sky” regulations that may adversely affect the transferability of our common stock. We have not registered our common stock for resale under the securities or “blue sky” laws of any state. We are under no obligation to register or qualify our common stock in any state or to advise the shareholders of any exemptions.

We do not have any agreement for a business combination or other transaction.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including Special Purpose Acquisition Corporations (“SPACs”), small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Form S-1 and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Form S-1. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any December 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS “Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any target business or transaction will present a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, George Sharp, our President, Secretary and Treasurer, anticipates devoting a limited time to our affairs. In addition, Mr. Sharp has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. Accordingly, his limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of George Sharp, our President, Secretary and Treasurer, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Mr. Sharp could have a substantial adverse effect on us.

Our ability to acquire an operating business will be largely contingent on our ability to retain George Sharp upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Mr. Sharp could have a substantial adverse effect on us.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our sole officer and director, who will be responsible for preparing our financial statements and evaluating the effectiveness of our internal controls over financial reporting is not qualified to do so.

George Sharp, our sole officer and director, has not been trained in accounting and has relevant but not extensive knowledge of United States Generally Accepted Accounting Principles and the rules and regulations of the SEC applicable to financial reporting or to being a public company generally and limited experience in preparing financial statements in accordance with U.S. GAAP and evaluating the effectiveness of internal controls over financial reporting.

Our lack of adequate accounting personnel is a material weakness in our financial reporting.

A company is deemed to have a material weakness in financial reporting when one or more of its internal controls over financial reporting are ineffective. Because we lack accounting personnel with training and experience in U. S. GAAP, financial reporting and the design and evaluation of internal controls over financial reporting, we have a material weakness which could result in a material misstatement in our financial statements. Any misstatement in our financial statements could cause us to have to restate our financial statements, which would be expensive, time consuming and adversely impact our ability to realize our business plan.

You will not have the ability to determine the outcome of matters requiring stockholder approval, including the acquisition of a target business.

It is anticipated that any acquisition we consummate will not require the consent of our shareholders. As a result, you will not have the ability to determine the outcome of matters related thereto.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to 100 million shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. On August 29, 2021 we issued 300,000 shares of Series A preferred stock to George Sharp, our President, Secretary and Treasurer.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 350,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

Risks Related to Ownership of Common Stock and Operation as a Public Company.

Our largest stockholder has voting control over all matters submitted to the vote of our stockholders under Nevada law and will preclude other stockholders from influencing management and exercising control over our business.

George Sharp, our custodian and now President of out Company, has voting control through his ownership of Series B preferred stock and common stock. As a result, Mr. Sharp is able to: elect or defeat the election of our directors, amend or prevent amendment to our articles of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and related SEC regulations have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the extensible Business Reporting Language, or XBRL. We are required to comply with these rules. Our management and other personnel will need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We do not foresee paying cash dividends on our common stock in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on the Nasdaq Stock Market or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ, NYSE Amex Equities, the OTC Markets or such other similar exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade and/or be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

We currently neither rent nor own any real property. We utilize the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “WLYW.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2022, and December 31, 2021. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2022:
First Quarter	$0.16	$0.10
Second Quarter	$0.12	$0.35
Third Quarter	$0.53	$0.32
Fourth Quarter	$0.46	$0.33

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter	$0.0012	$0.0008
Second Quarter	$0.10	$0.006
Third Quarter	$0.18	$0.06
Fourth Quarter	$0.18	$0.10

Holders

As of December 31, 2022, there were 117 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, telephone number (702) 818-5898.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Corporate Information

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

On March 25, 2010, we filed a Form 15 with the Securities Exchange Commission (the “SEC”) to voluntarily effect the deregistration of our common stock. We were eligible to deregister by filing a Form 15 because we had fewer than 300 holders of record of our common stock. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, were immediately suspended.

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

On September 27, 2021 we filed a Form 10-12G/A which we withdrew on November 19, 2021 to allow us to clarify the rights, preferences and privileges of our Series B preferred shares. We filed on December 10, 2021 a Certificate of Designation with the Nevada Secretary of State to provide that the Company designated 300,000 shares of Series B preferred stock with the voting rights of 10,000 shares of our common stock for each share of Series B preferred stock but with no rights of conversion into shares or our common stock.

On April 29, 2022 our Form 10-12G/A was declared effective by the SEC.

On December 15, 2022, FINRA announced on the daily list a 5:1 forward split under which existing holder of our shares of common stock were issued five shares of our common stock for each share of common stock held by such stockholders.

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

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Annual Report on Form 10-K. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

For the Years Ended December 31, 2022 and 2021

In the year ended December 31, 2022, we incurred professional fees of $594,430 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings, which includes $450,000 in common shares issued to consultants. In addition, the Company recorded $1,500,000 in common shares issued to the Chief Executive Officer of the Company for services rendered.

In the year ended December 31, 2021, we incurred professional fees of $152,859 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings, which includes $50,000 in preferred shares issued to the Chief Executive Officer of the Company for services rendered.

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

As of December 31, 2022, we had an accumulated deficit of $2,482,466 and a working capital deficit of $197,289. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2022 and 2021.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

In 2022, we reported no cash flow from operations as our net loss from operations offset the increase in accounts payable, and an adjustment for common shares issued to consultants. It is anticipated that we will continue to report negative operating cash flow in future periods. In 2021, we reported net cash used in operations of $50,000, which resulted from our net loss from operations offset by the increase on accounts payable and the value of the preferred shares issued to the CEO.

Cash Flows from Investing Activities:

We had no investing activities for the years ended December 31, 2022 and 2021.

Cash Flows from Financing Activities:

For the years ended December 31, 2022 and 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the year ended December 31, 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Stratos Renewables Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratos Renewables Corporation as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2023

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,369	$51,494
Accounts payable – related party	190,920	1,365
Total current liabilities	197,289	52,859

TOTAL LIABILITIES	197,289	52,859

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 84,015,350 and 1,175,883,365 shares issued and outstanding as of December 31, 2022 and 2021, respectively (a)	84,015	1,175,883
Additional paid in capital	2,200,862	(841,006)
Accumulated deficit	(2,482,466)	(388,036)
Total stockholders’ deficit	(197,289)	(52,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	594,430	102,859
Related party consulting expense for common stock	1,500,000	50,000
General and administrative	-	-
Total operating expenses	2,094,430	152,859
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(2,094,430)	(152,859)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(2,094,430)	(152,859)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(2,094,430)	$(152,859)

NET LOSS PER SHARE
Basic and diluted	$(0.013)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	164,870,896	1,175,883,365

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(2,094,430)	$(152,859)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Preferred shares accrued for services – related party	-	50,000
Common shares accrued for services-related party	1,500,000	-
Common shares issued for consulting – non-related parties	450,000
Changes in assets and liabilities
Accounts payable – related party	189,555	1,365
Accounts payable and accrued expenses	(45,125)	51,494
Net cash (used in) operating activities	-	(50,000)

Cash flows from financing activities:
Proceeds from officer for preferred shares	-	50,000
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	50,000
NET INCREASE (DECREASE) IN CASH	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	1,175,883,365	$1,175,883	$(940,706)	$(235,177)	$-

Preferred shares issued to officer per agreement	300,000	300	-	-	99,700	-	100,000
Net loss for the year		-		-	-	(152,859)	(152,859)

Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(388,036)	$(52,859)

Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(388,036)	$(52,859)

Shares issued for consulting services to related and non-related parties	-	-	6,500,000	6,500	1,943,500	-	1,950,000
Shares cancelled by court order	-	-	(1,098,368,015)	(1,098,368)	1,098,368	-	-

Net loss for the period	-	-	-	-	-	(2,094,430)	(2,094,430)

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,482,466)	$(197,289)

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On September 16, 2022, the Board of Directors approved a 5:1 forward stock split. A Preliminary 14C was filed on October 11, 2022, and the forward split was effective on December 15, 2022.

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

The Company on December 10, 2021 amended their articles of incorporation to include a certificate of designation for a Series B Preferred Stock that is not convertible, but has voting rights of 50,000 votes per 1 share. These shares were issued to the officer of the Company in December 2021.

On July 1, 2021, the Company entered into an agreement with its officer to provide services to the Company. The officer was obligated to pay $50,000 plus provide services valued at an additional $50,000 for the issuance of 300,000 shares of a newly formed series of preferred stock (Series B). The only rights the Series B preferred Shares have are voting rights equivalent to 50,000 votes for each share. These shares are not convertible into any other series of authorized stock of the Company and are not redeemable. The Series B Preferred Shares were deemed issued as of the date of the agreement, however there were administrative delays in forming this new series and amending the certificate of incorporation. The Company has reflected these shares as equity and noted that they are accrued. The Certificate of Incorporation was amended on December 10, 2021 and the 300,000 shares were issued upon this amendment.

On June 27, 2022, the Company issued 5,000,000 common shares to the Chief Executive Officer and 1,500,000 common shares to consultants for services rendered valued at $0.30 per share, or $1,950,000.

On July 5, 2022 in District Court of Clark County, Nevada, the Motion to Cancel 1,098,368,015 shares of the Company’s common stock was approved.

On September 16, 2022, the Board of Directors approved a 5:1 forward stock split. A Preliminary 14C was filed on October 11, 2022, and the forward split was effective on December 15, 2022.

There are no stock options or warrants outstanding as of December 31, 2022 and 2021.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 1, 2021, the Company entered into an agreement with its officer to provide services to the Company. The officer was obligated to pay $50,000 plus provide services valued at an additional $50,000 for the issuance of 300,000 shares of a newly formed series of preferred stock (Series B). The only rights the Series B preferred Shares have are voting rights equivalent to 50,000 votes for each share. These shares are not convertible into any other series of authorized stock of the Company and are not redeemable. The Series B Preferred Shares were deemed issued as of the date of the agreement, however there were administrative delays in forming this new series and amending the certificate of incorporation. The Company has reflected these shares as equity and noted that they are accrued. The Certificate of Incorporation was amended on December 10, 2021 and the 300,000 shares were issued upon this amendment.

The Company issued 5,000,000 shares of common stock to the Chief Executive Officer for services rendered on June 27, 2022.

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through March 27, 2023 which is the date that the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position
George Sharp	62	President and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

George Sharp, President and Director

George Sharp, 62 years old, has, for the past 17 years, served as a consultant to companies in a variety of contexts, including software development, assisting public companies with growth and regulatory compliance plans. Mr. Sharp is a well-known whistleblower and shareholder advocate, fighting against microcap fraud. He has exposed dubious activities involving various issuers to the public and regulatory bodies for the last 12 years. In June 2017, Mr. Sharp was engaged as a consultant by OTC Markets Group, Inc. to develop compliance processes to bring more timely and actionable data to the OTC market.

Family Relationships

There are no family relationships among any of our officers or directors.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board as we only have one director.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. In light of the lack of periodic reports being filed by prior management of the Company we are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended December 31, 2022.

Corporate Governance

Due to its size, at this time the Company does not have a nominating nor audit committee of the board of directors. The board of Directors consists of two directors. The Company receives no revenues. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11. EXECUTIVE COMPENSATION

No officer or director has received any cash compensation from the Company since the inception of the Company; however, George Sharp received on December 10, 2021 300,000 shares of the authorized “blank check” preferred stock with 10,000 votes for each share of preferred stock to give voting control of the Company to Mr. Sharp. Until we acquire additional capital, it is not anticipated that any officer or director will receive compensation from us, other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our officers and directors intend to devote limited time to our affairs. We did not pay any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the last two fiscal years.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

We do not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that we complete a reverse merger or business combination.

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 27, 2022, held by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 84,015,350 shares outstanding.

Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address[1]	Amount and Nature of Beneficial Ownership	Percentage of Class[2]	Voting Control Percentage
George Sharp[3]
Common Stock	6,000,000	7.14%	.004%
Preferred Stock	300,000	100%	99.4%
All Officers and Directors as a group (1 person)[4]	Common 6,000,000	7.14%	.004%
	Preferred 300,000	100%	99.4%
Total			99.4%

(1)	George Sharp is President, Secretary, Treasurer and sole Director of the Company.

(2)	George Sharp owns 1,000,000 shares of our common stock which he acquired through an open market purchase on May 24, 2021 and 5,000,000 shares that the Company issued to him on June 29, 2022 and 300,000 shares of Series B preferred with each share of Series B preferred stock having the voting power of 10,000 shares of common stock. The percentage of class is based upon adding the Series B preferred stock voting power (3,000,000,000) and the outstanding shares of common stock (84,015,350) to arrive at total voting power of 3,084,015,350.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 84,015,350 shares of common stock outstanding as of March 27, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

December 31, 2022 and 2021
Audit fees	$44,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.	Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Executive Officer
32.1**	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	Stratos Renewables Corporation

	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President/Chief Financial Officer
Principal Executive Officer
Principal Financial and Accounting Officer

