Form 10-Q
period 2023-03-31
Stratos Renewables Corp
filed 2023-05-15
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 10, 2023, there were 84,015,350 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,994	$6,369
Accounts payable – related party	218,621	190,920
Total current liabilities	230,615	197,289

TOTAL LIABILITIES	230,615	197,289

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 84,015,350 and 84,015,350 shares issued and outstanding as of December 31, 2022 and 2021, respectively	84,015	84,015
Additional paid in capital	2,200,862	2,200,862
Accumulated deficit	(2,515,792)	(2,482,466)
Total stockholders’ deficit	(230,615)	(197,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements.

F-1

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	33,326	26,775
General and administrative	-	-
Total operating expenses	33,326	26,775
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(33,326)	(26,775)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(33,326)	(26,775)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(33,326)	$(26,775)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	84,015,350	1,175,883,365

See notes to financial statements.

F-2

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(33,326)	$(26,775)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Preferred shares accrued for services – related party	-	-
Common shares accrued for services-related party	-	-
Common shares issued for consulting – non-related parties	-
Changes in assets and liabilities
Accounts payable – related party	27,701	14,077
Accounts payable and accrued expenses	5,625	12,698
Net cash (used in) operating activities	-	-

Cash flows from financing activities:
Proceeds from officer for preferred shares	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

F-3

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(388,036)	$(52,859)

Net loss for the period		-		-	-	(26,775)	(26,775)

Balances at March 31, 2022	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(414,811)	$(79,634)

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,482,466)	$(197,289)

Net loss for the period	-	-	-	-	-	(33,326)	(33,326)

Balances at March 31, 2023	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,515,792)	$(230,615)

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to financial statements.

F-4

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023 AND 2022

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

As of March 31, 2023 and December 31, 2022, the Company has 84,015,350 shares of common stock issued and outstanding.

There are no stock options or warrants outstanding as of March 31, 2023 and December 31, 2022.

F-5

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

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through May __, 2023 which is the date that the financial statements were issued.

F-6

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

For the Three Months Ended March 31, 2023 and 2022

In the three months ended March 31, 2023 and 2022, we incurred professional fees of $33,326 and $26,775 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings.

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

As of March 31, 2023, we had an accumulated deficit of $2,515,793 and a working capital deficit of $230,615. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2022.

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

Cash Flows from Investing Activities:

We had no investing activities for the three months ended March 31, 2023 and 2022.

Cash Flows from Financing Activities:

We had no financing activities for the three months ended March 31, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STRATOS RENEWABLES CORPORATION

Date: May 15, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

