Form 10-Q
period 2023-06-30
Stratos Renewables Corp
filed 2023-08-14
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 14, 2023, there were 84,015,350 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,125	$6,369
Accounts payable – related party	240,863	190,920
Total current liabilities	242,988	197,289

TOTAL LIABILITIES	242,988	197,289

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 84,015,350 and 84,015,350 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	84,015	84,015
Additional paid in capital	2,200,862	2,200,862
Accumulated deficit	(2,528,165)	(2,482,466)
Total stockholders’ deficit	(242,988)	(197,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements.

F-1

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	45,699	492,368
Related party consulting expense for common stock	-	1,500,000
General and administrative	-	-
Total operating expenses	45,699	1,992,368
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(45,699)	(1,992,368)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(45,699)	(1,992,368)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(45,699)	$(1,992,368)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.002)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	84,015,350	1,176,386,125

See notes to financial statements.

F-2

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	12,373	465,593
Related party consulting expense for common stock	-	1,500,000
General and administrative	-	-
Total operating expenses	12,373	1,965,593
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(12,373)	(1,965,593)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(12,373)	(1,965,593)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(12,373)	$(1,965,593)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.002)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	84,015,350	1,176,883,365

See notes to financial statements.

F-3

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(45,699)	$(1,992,368)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Preferred shares accrued for services – related party	-	-
Common shares accrued for services-related party	-	1,500,000
Common shares issued for consulting – non-related parties	-	450,000
Changes in assets and liabilities
Accounts payable – related party	49,943	85,193
Accounts payable and accrued expenses	(4,244)	(42,825)
Net cash (used in) operating activities	-	-

Cash flows from financing activities:
Proceeds from officer for preferred shares	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

F-4

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(388,036)	$(52,859)

Net loss for the period		-	-	-	-	(26,775)	(26,775)

Balances at March 31, 2022	300,000	300	1,175,883,365	1,175,883	(841,006)	(414,811)	(79,634)

Shares issued for consulting services to related and non-related parties	-	-	6,500,000	6,500	1,943,500	-	1,950,000

Net loss for the period	-	-	-	-	-	(1,965,593)	(1,965,593)

Balances at June 30, 2022	300,000	$300	1,182,383,365	$1,182,383	$1,102,494	$(2,380,404)	$(95,227)

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,482,466)	$(197,289)

Net loss for the period	-	-	-	-	-	(33,326)	(33,326)

Balances at March 31, 2023	300,000	300	84,015,350	84,015	2,200,862	(2,515,792)	(230,615)

Net loss for the period	-	-	-	-	-	(12,373)	(12,373)

Balances at June 30, 2023	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,528,165)	$(242,988)

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to financial statements.

F-5

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023 AND 2022

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

On July 5, 2022 in District Court of Clark County, Nevada, the Motion to Cancel 1,098,368,015 shares of the Company’s common stock was approved.

On September 16, 2022, the Board of Directors approved a 5:1 forward stock split. A Definitive Schedule 14C was filed on November 14, 2022, and the forward split was effective on December 15, 2022.

As of June 30, 2023 and December 31, 2022, the Company has 84,015,350 shares of common stock issued and outstanding.

There are no stock options or warrants outstanding as of June 30, 2023 and December 31, 2022.

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

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through August __, 2023 which is the date that the financial statements were issued.

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

On September 27, 2021 we filed a Motion to Require Written Proof of Claim on Order Shortening Time in the District Court of the State of Nevada in and for Clark County under NRS 78.347, 78.675 and other applicable provisions of Nevada law seeking an order barring unasserted claims against us and likewise barring all our creditors and claimants from participating in the distribution of our assets as set forth in NRS 78.675.

On September 28, 2021 we filed a Form 10-12G/A which we withdrew on November 19, 2021 to allow us to clarify the rights, preferences and privileges of our Series B preferred shares. We filed on December 10, 2021 a Certificate of Designation with the Nevada Secretary of State to designate 300,000 shares of Series B preferred stock with the voting rights of 10,000 shares of our common stock for each share of Series B preferred stock but with no rights of conversion into shares or our common stock.

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

On July 6, 2022 the District Court of Clark County, Nevada, at the request of George Sharp acting as our Court appointed Custodian, entered an Order Granting Motion to Cancel Shares of Stratos Stock on an Order Shortening Time on July 6, 2022. As a result of that Order, 219,673,603 shares of our common stock were cancelled that reduced the number of our issued and outstanding shares of common stock to 16,803,070.

On August 23, 2022 the District Court of Clark County, Nevada, at the request of George Sharp acting as our Court appointed Custodian, entered an Order Granting Motion to Terminate Custodianship on Order Shortening Time.

Our principal executive offices are located at 3535 Executive Terminal Drive, Henderson, NV 89052, and our telephone number is (702)-840-4433.

Our accounting year end is December 31.

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

For the Six Months Ended June 30, 2023 and 2022

In the six months ended June 30, 2023 and 2022, we incurred professional fees of $45,699 and $492,368 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings. In 2022, $450,000 represents the value of common shares issued to consultants. In addition, in 2022, we recorded $1,500,000 in common shares to the Chief Executive Officer of the Company for services rendered.

For the Three Months Ended June 30, 2023 and 2022

In the three months ended June 30, 2023 and 2022, we incurred professional fees of $12,373 and $492,368 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings. In 2022, $450,000 represents the value of common shares issued to consultants. In addition, in 2022, we recorded $1,500,000 in common shares to the Chief Executive Officer of the Company for services rendered.

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

As of June 30, 2023, we had an accumulated deficit of $2,528,165 and a working capital deficit of $242,988. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2022.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported no cash flow from operations as our net loss from operations offset the net increase in accounts payable, and an adjustment for common shares issued to consultants. It is anticipated that we will continue to report negative operating cash flow in future periods.

Cash Flows from Investing Activities:

We had no investing activities for the six months ended June 30, 2023 and 2022.

Cash Flows from Financing Activities:

We had no financing activities for the six months ended June 30, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We filed a lawsuit on December 14, 2022 in the District Court for Clark County, Nevada as Case No. A-22-862558-B seeking to cancel certain shares of our common stock purportedly held by the following shareholders that were named as defendants in this case: Harbor Ridge Capital LLC; Tapirdo Enterprises LLC; Kenneth Laurent; Mark Beychok; Lynn-Cole Capital Corporation; AMRMK, LLC; Corporate Communications Network, Inc.; CCN Worldwide; JAB Holdings LLC; Blueday Limited; Horizon Capital Inc; and Salem Dasmal. Service upon the defendants was attempted at the last known address provided to the transfer agent. However, none of the named defendants could be located at that address so alternative means of service authorized by the District Court have been pursued and completed. We are now waiting for the period in which the defendants can respond to the Amended Complaint to expire and anticipate filing in August 2023 our motion to cancel the shares of our common stock held by the defendants.

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

STRATOS RENEWABLES CORPORATION

Date: August 14, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

