Form 10-Q
period 2023-09-30
Stratos Renewables Corp
filed 2023-11-13
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 13, 2023, there were 87,615,350 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$106,975	$-
Total current assets	106,975	-

Total non-current assets	-	-
TOTAL ASSETS	$106,975	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,424	$6,369
Accounts payable – related party	-	190,920
Total current liabilities	4,424	197,289

TOTAL LIABILITIES	4,424	197,289

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 87,615,350 and 84,015,350 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	87,615	84,015
Additional paid in capital	3,061,262	2,200,862
Accumulated deficit	(3,046,626)	(2,482,466)
Total stockholders’ equity (deficit)	102,551	(197,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$106,975	$-

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	243,895	520,942
Related party consulting expense for common stock	319,000	1,500,000
General and administrative	1,265	-
Total operating expenses	564,160	2,020,942
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(564,160)	(2,020,942)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(564,160)	$(2,020,942)

NET LOSS PER SHARE
Basic and diluted	$(0.007)	$(0.012)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	84,934,031	164,870,896

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	198,196	28,574
Related party consulting expense for common stock	319,000	-
General and administrative	1,265	-
Total operating expenses	518,461	28,574
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(518,461)	(28,574)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(518,461)	$(28,574)

NET LOSS PER SHARE
Basic and diluted	$(0.006)	$(0.001)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	86,741,437	26,354,096

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(564,160)	$(2,020,942)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares accrued for services-related party	145,000	1,500,000
Common shares issued for consulting – non-related parties	319,000	450,000
Changes in assets and liabilities
Accounts payable – related party	(190,920)	115,159
Accounts payable and accrued expenses	(1,945)	(44,217)
Net cash (used in) operating activities	(293,025)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	400,000	-
Net cash provided by financing activities	400,000	-
NET INCREASE (DECREASE) IN CASH	106,975	-
Cash – beginning of period	-	-
Cash – end of period	$106,975	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(388,036)	$(52,859)

Net loss for the period		-	-	-	-	(26,775)	(26,775)

Balances at March 31, 2022	300,000	300	1,175,883,365	1,175,883	(841,006)	(414,811)	(79,634)

Shares issued for consulting services to related and non-related parties	-	-	6,500,000	6,500	1,943,500	-	1,950,000

Net loss for the period	-	-	-	-	-	(1,965,593)	(1,965,593)

Balances at June 30, 2022	300,000	300	1,182,383,365	1,182,383	1,102,494	(2,380,404)	(95,227)

Shares cancelled by court order	-	-	(1,098,368,015)	(1,098,368)	1,098,368	-	-

Net loss for the period	-	-	-	-	-	(28,574)	(28,574)

Balances at September 30, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,408,978)	$(123,801)

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,482,466)	$(197,289)

Net loss for the period	-	-	-	-	-	(33,326)	(33,326)

Balances at March 31, 2023	300,000	300	84,015,350	84,015	2,200,862	(2,515,792)	(230,615)

Net loss for the period	-	-	-	-	-	(12,373)	(12,373)

Balances at June 30, 2023	300,000	300	84,015,350	84,015	2,200,862	(2,528,165)	(242,988)

Shares issued to related party for consulting services	-	-	1,100,000	1,100	317,900	-	319,000

Shares issued to non-related parties for consulting services	-	-	500,000	500	144,500	-	145,000

Shares issued for cash	-	-	2,000,000	2,000	398,000	-	400,000

Net loss for the period	-	-	-	-	-	(518,461)	(518,461)

Balances at September 30, 2023	300,000	$300	87,615,350	$87,615	$3,061,262	$(3,046,626)	$102,551

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed financial statements are presented as unaudited and in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company believes that these financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and cash flows for the periods presented.

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

On August 14, 2023, the Company issued 1,100,000 shares to related parties and 500,000 shares to non-related parties valued at $464,000 for services rendered.

On August 23, 2023, the Company issued 2,000,000 shares and 4,000,000 warrants to a company for $400,000 pursuant to a Stock Purchase and Share Subscription Agreement. The agreement was with a related party as the CEO and Director is the CEO and Director of both companies.

As of September 30, 2023 and December 31, 2022, the Company has 87,615,350 and 84,015,350 shares of common stock issued and outstanding, respectively.

There are no stock options outstanding as of September 30, 2023 and December 31, 2022.

The Company issued 2,000,000 warrants at a strike price of $0.30 that expire December 31, 2024 and 2,000,000 warrants with a strike price of $0.50 that expire December 31, 2026. As of September 30, 2023, the share price was $0.304, an intrinsic value of $416,000.

NOTE 4 – GOING CONCERN

The Company concluded that due to the change in management and revival of the entity, and the fact that the Company has yet to conduct meaningful operations as they search for a merger candidate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

These condensed financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

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

The Company issued 1,100,000 shares of common stock to two of its officers for services rendered valued at $319,000.

On August 23, 2023, the Company issued 2,000,000 shares and 4,000,000 warrants to a company for $400,000 pursuant to a Stock Purchase and Share Subscription Agreement. The agreement was with a related party as the CEO and Director is the CEO and Director of both companies.

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through November 13, 2023 which is the date that the condensed financial statements were issued.

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

On August 23, 2023, the Company issued 2,000,000 shares and 4,000,000 warrants to a company for $400,000 pursuant to a Stock Purchase and Share Subscription Agreement.

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

For the Nine Months Ended September 30, 2023 and 2022

In the nine months ended September 30, 2023 and 2022, we incurred professional fees of $243,895 and $520,942 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings as well as for shares issued to consultants in 2023 and 2022 valued at $145,000 and $450,000, respectively. In addition, in 2023 and 2022, we recorded $319,000 and $1,500,000 in common shares to the officers of the Company for services rendered.

The Company incurred nominal expenses related to general and administrative items.

For the Three Months Ended September 30, 2023 and 2022

In the three months ended September 30, 2023 and 2022, we incurred professional fees of $198,196 and $28,574 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings. In 2023, $145,000 relates to common shares issued to consultants for services rendered. In addition, the Company issued common shares to the officers valued at $319,000 for services rendered.

The Company incurred nominal expenses related to general and administrative items.

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

As of September 30, 2023, we had an accumulated deficit of $3,046,626. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2022.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We used $293,025 and $0 in cash flows from operating activities for the nine months ended September 30, 2023 and 2022, respectively. The majority of the cash used was due to the repayment of accounts payable to our Chief Executive Officer.

Cash Flows from Investing Activities:

We had no investing activities for the nine months ended September 30, 2023 and 2022.

Cash Flows from Financing Activities:

We had no financing activities for the nine months ended September 30, 2023 and 2022 except for the shares of common stock issued for cash of $400,000 in the nine months ended September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We filed a lawsuit on December 14, 2022 in the District Court for Clark County, Nevada as Case No. A-22-862558-B seeking to cancel certain shares of our common stock purportedly held by the following shareholders that were named as defendants in this case: Harbor Ridge Capital LLC; Tapirdo Enterprises LLC; Kenneth Laurent; Mark Beychok; Lynn-Cole Capital Corporation; AMRMK, LLC; Corporate Communications Network, Inc.; CCN Worldwide; JAB Holdings LLC; Blueday Limited; Horizon Capital Inc; and Salem Dasmal. Service upon the defendants was attempted at the last known address provided to the transfer agent. However, none of the named defendants could be located at that address so alternative means of service authorized by the District Court have been pursued and completed. The District Court granted our motion to cancel our shares of common stock on August 16, 2023, and the District Court’s Order cancelling those shares of common stock was filed on August 17, 2023.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2021, we issued 300,000 shares of Series B Preferred shares to our CEO for his services.

On June 27, 2022, we issued 1,300,000 shares of common stock to our CEO and consultants for services rendered.

On August 14, 2023, the Company issued 1,100,000 shares to related parties and 500,000 shares to non-related parties valued at $464,000 for services rendered.

On August 23, 2023, the Company issued 2,000,000 shares and 4,000,000 warrants to a company for $400,000 pursuant to a Stock Purchase and Share Subscription Agreement.

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

STRATOS RENEWABLES CORPORATION

Date: November 13, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

