Form 10-Q/A
period 2023-09-30
Stratos Renewables Corp
filed 2023-11-15
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

As of November 13, 2023, there were 49,005,865 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

-i-

Explanatory Note

Stratos Renewables Corporation (“Stratos”) is filing this amendment No. 1 to the Form 10-Q filed November 13, 2023 for the period ended September 30, 2023 (the “Prior 10-Q). The Prior 10-Q failed to disclose the cancellation of 38,609,485 shares of Stratos Renewables Corporation common stock on August 16, 2023, in accordance with a court order sought by George Sharp, President and CEO of Stratos Renewables Corporation. Except to reflect the cancellation of these shares of common stock, there are no other changes to the Prior 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q/A. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●	our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future;

●	our ability to obtain additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons;

●	competition;

●	general economic conditions and events and the impact they may have on us; and

●	other factors discussed in this Form 10-Q/A.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q/A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q/A and the documents that we have filed as exhibits to this Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Stratos Renewables Corporation” “we,” “us,” “our” and the “Company” refer collectively to Stratos Renewables Corporation and its subsidiaries, if any.

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023 (Restated)	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$106,975	$-
Total current assets	106,975	-

Total non-current assets	-	-
TOTAL ASSETS	$106,975	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,424	$6,369
Accounts payable – related party	-	190,920
Total current liabilities	4,424	197,289

TOTAL LIABILITIES	4,424	197,289

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 49,005,865 and 84,015,350 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	49,006	84,015
Additional paid in capital	3,099,871	2,200,862
Accumulated deficit	(3,046,626)	(2,482,466)
Total stockholders’ equity (deficit)	102,551	(197,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$106,975	$-

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023 (Restated)	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	243,895	520,942
Related party consulting expense for common stock	319,000	1,500,000
General and administrative	1,265	-
Total operating expenses	564,160	2,020,942
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(564,160)	(2,020,942)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(564,160)	$(2,020,942)

NET LOSS PER SHARE
Basic and diluted	$(0.007)	$(0.012)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	78,076,755	164,870,896

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023 (Restated)	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	198,196	28,574
Related party consulting expense for common stock	319,000	-
General and administrative	1,265	-
Total operating expenses	518,461	28,574
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(518,461)	(28,574)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(518,461)	$(28,574)

NET LOSS PER SHARE
Basic and diluted	$(0.008)	$(0.001)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	66,393,216	26,354,096

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

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 (Restated) AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$(841,006)	$(388,036)	$(52,859)

Net loss for the period		-	-	-	-	(26,775)	(26,775)

Balances at March 31, 2022	300,000	300	1,175,883,365	1,175,883	(841,006)	(414,811)	(79,634)

Shares issued for consulting services to related and non-related parties	-	-	6,500,000	6,500	1,943,500	-	1,950,000

Net loss for the period	-	-	-	-	-	(1,965,593)	(1,965,593)

Balances at June 30, 2022	300,000	300	1,182,383,365	1,182,383	1,102,494	(2,380,404)	(95,227)

Shares cancelled by court order	-	-	(1,098,368,015)	(1,098,368)	1,098,368	-	-

Net loss for the period	-	-	-	-	-	(28,574)	(28,574)

Balances at September 30, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,408,978)	$(123,801)

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$2,200,862	$(2,482,466)	$(197,289)

Net loss for the period	-	-	-	-	-	(33,326)	(33,326)

Balances at March 31, 2023	300,000	300	84,015,350	84,015	2,200,862	(2,515,792)	(230,615)

Net loss for the period	-	-	-	-	-	(12,373)	(12,373)

Balances at June 30, 2023	300,000	300	84,015,350	84,015	2,200,862	(2,528,165)	(242,988)

Shares issued to related party for consulting services	-	-	1,100,000	1,100	317,900	-	319,000

Shares issued to non-related parties for consulting services	-	-	500,000	500	144,500	-	145,000

Shares issued for cash	-	-	2,000,000	2,000	398,000	-	400,000

Shares cancelled by court	-	-	(38,609,485)	(38,609)	38,609	-	-

Net loss for the period	-	-	-	-	-	(518,461)	(518,461)

Balances at September 30, 2023	300,000	$300	49,005,865	$49,006	$3,099,871	$(3,046,626)	$102,551

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023 (Restated) AND 2022

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

On August 16, 2023, in accordance with the Order by the District Court of Clark County, Nevada (Case No.: A-22-862558-B) on a motion sought by the Company, the Company cancelled 38,609,845 issued and outstanding shares of its common stock.

On August 23, 2023, the Company issued 2,000,000 shares and 4,000,000 warrants to a company for $400,000 pursuant to a Stock Purchase and Share Subscription Agreement. The agreement was with a related party as the CEO and Director is the CEO and Director of both companies.

As of September 30, 2023 and December 31, 2022, the Company has 49,005,865 and 84,015,350 shares of common stock issued and outstanding, respectively.

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

On August 16, 2023, in accordance with the Order by the District Court of Clark County, Nevada (Case No.: A-22-862558-B) on a motion sought by the Company, the Company cancelled 38,609,845 issued and outstanding shares of its common stock.

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

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Quarterly Report on Form 10-Q/A. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q/A

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS RENEWABLES CORPORATION

Date: November 15, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

