Form 10-K
period 2023-12-31
Stratos Renewables Corp
filed 2024-03-20
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately $8,601,173 as of March 8, 2024, computed on the basis of the closing price on such date.

As of March 20, 2024, there were 49,005,865 shares of the registrant’s common stock outstanding.

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

On September 27, 2021, we filed a Form 10-12G/A which we withdrew on November 19, 2021 to allow us to clarify the rights, preferences and privileges of our Series B preferred shares. We filed on December 10, 2021 a Certificate of Designation with the Nevada Secretary of State to provide that the Company designated 300,000 shares of Series B preferred stock with the voting rights of 10,000 shares of our common stock for each share of Series B preferred stock but with no rights of conversion into shares or our common stock.

On April 29, 2022, the SEC declared our Form 10-12G/A effective.

On October 1, 2021, the District Court of the State of Nevada in and for Clark County entered an Order Granting Motion to Require Written Proof of Claim requiring that “any claimants and creditors of Stratos who fail to timely submit Proof of Claim as set forth in this Order shall be barred from later presenting their claim to Stratos.” On February 10, 2022, the District Court of the State of Nevada in and for Clark County entered an Order that “any and all claimants and creditors of Stratos are hereby barred from presenting any claim to Stratos.”

On July 6, 2022, the District Court in Clark County, Nevada, issued an Order granting the registrant’s Motion to Cancel Shares of Stratos Stock on an Order Shortening Time (Case No. A-21-835772-B). The Court found that George Sharp, following his being appointed on June 15, 2021, as Custodian for the registrant, Stratos Renewables Corporation, audited the registrant’s records and determined that 89 purported shareholders held restricted shares of stock totaling 1,098,368,015 shares for which Mr. Sharp could not find any record of any value received by the registrant for the issuance of these shares. Accordingly, the District Court issued an Order that the 219,673,603 shares of Stratos common stock registered to the shareholders on the List of Shareholders Holding Restricted Shares of Stratos Common Stock attached to the Order as Exhibit 1 were cancelled.

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company’s plan of operation.

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

Selection of a Targets Business and Structuring of a Business Combination

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

Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue as a Going Concern

Our audited financial statements for the years ended December 31, 2023 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

We have no revenues and no operating business. We had a net loss of ($590,219) and ($2,055,430) for the years ended December 31, 2023 and 2022, respectively, a working capital deficit of ($76,492) and ($197,289) and an accumulated stockholders’ deficit of ($3,874,691) and ($3,284,472), respectively, at December 31, 2023 and 2022. The report of our independent registered public accountants on our financial statements for the years ended December 31, 2023 and 2022, states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

Our common stock is quoted on OTC Pink and is currently eligible for unsolicited quotes only and is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Accordingly, investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making for our shares of common stock. We can provide no assurance as to whether our shares of common stock will ever be available for competing quotes.

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

George Sharp, our custodian and now President of our Company, has voting control through his ownership of Series B preferred stock and common stock. As a result, Mr. Sharp is able to: elect or defeat the election of our directors, amend or prevent amendment to our articles of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

We are a “blank check” company whose business plan is to merge with an operating company, and, in addition, as a “shell company” we have no or nominal assets (other than cash) and no or nominal operations. Accordingly, we do not have material information to disclose regarding our cybersecurity risk management, strategy and governance.

ITEM 2. PROPERTIES

We currently neither rent nor own any real property. We utilize the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “SRNW.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2023, and December 31, 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2023:
First Quarter	$0.37	$0.23
Second Quarter	$0.28	$0.15
Third Quarter	$0.32	$0.12
Fourth Quarter	$0.38	$0.27

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2022:
First Quarter	$0.19	$0.12
Second Quarter	$029	$0.12
Third Quarter	$0.55	$0.31
Fourth Quarter	$0.52	$0.33

Holders

As of March 19, 2024, there were 191 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Pacific Stock Transfer Company, 6725 Via Austi Pkwy Ste 300, Las Vegas, NV 89119, (800) 785-7782.

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

Corporation Information

We were incorporated in the State of Nevada on September 29, 2004, as New Design Cabinets, Inc. Prior to the closing of the Share Exchange, as described below, we were an operating public company, attempting to establish a base of operations in the custom cabinetry and furniture industry as a builder of specialty, custom designed cabinets and wine racks. From inception to the closing of the Share Exchange, we had limited operations and generated a total of $61,900 in revenues from the sale of wine rack “kits” and the oversight of various construction activities.

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

On July 6, 2022 the District Court of Clark County, Nevada, at the request of George Sharp acting as our Court appointed Custodian, entered an Order Granting Motion to Cancel Shares of Stratos Stock on an Order Shortening Time on July 6, 2022. As a result of that Order, 1,098,368,015 shares of our common stock were cancelled.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

For the Year Ended December 31, 2023 and 2022

In the year ended December 31, 2023 and 2022, we incurred professional fees of $267,727 and $555,430 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings as well as for shares issued to consultants in 2023 and 2022 valued at $145,000 and $441,000, respectively. In addition, in 2023 and 2022, we recorded $319,000 and $1,470,000 in common shares to the officers of the Company for services rendered.

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

As of December 31, 2023, we had an accumulated deficit of $3,874,691. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2023.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We used $319,708 and $0 in cash flows from operating activities for the year ended December 31, 2023 and 2022, respectively. The majority of the cash used was due to the repayment of accounts payable to our Chief Executive Officer.

Cash Flows from Investing Activities:

We had no investing activities for the year ended December 31, 2023 and 2022.

Cash Flows from Financing Activities:

We had no financing activities for the year ended December 31, 2023 and 2022 except for the shares of common stock issued for cash of $400,000 in the year ended December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRATOS RENEWABLES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Stratos Renewables Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratos Renewables Corporation (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had a recent change in control and has not yet commenced meaningful operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

March 20, 2024

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$80,292	$-
Total current assets	80,292	-

Total non-current assets	-	-
TOTAL ASSETS	$80,292	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,800	$6,369
Accounts payable – related party	-	190,920
Total current liabilities	3,800	197,289

TOTAL LIABILITIES	3,800	197,289

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 49,005,865 and 84,015,350 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	49,006	84,015
Additional paid in capital	3,901,877	3,002,868
Accumulated deficit	(3,874,691)	(3,284,472)
Total stockholders’ equity (deficit)	76,492	(197,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,292	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	267,727	585,430
Related party consulting expense for common stock	319,000	1,470,000
General and administrative	3,492	-
Total operating expenses	590,219	2,055,430
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(590,219)	(2,055,430)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(590,219)	$(2,055,430)

NET LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.00)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	0,749,298	509,361,456

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	300,000	$300	1,175,883,365	$1,175,883	$-	$(1,229,042)	$(52,859)

Shares issued for consulting services to related and non-related parties	-	-	6,500,000	6,500	1,904,500	-	1,911,000

Shares cancelled by court order	-	-	(1,098,368,015)	(1,098,368)	1,098,368	-	-

Net loss for the year	-	-	-	-	-	(2,055,430)	(2,055,430)

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,284,472)	$(197,289)

Shares issued to related party for consulting services	-	-	1,100,000	1,100	317,900	-	319,000

Shares issued to non-related parties for consulting services	-	-	500,000	500	144,500	-	145,000

Shares issued for cash	-	-	2,000,000	2,000	398,000	-	400,000

Shares cancelled by court	-	-	(38,609,485)	(38,609)	38,609	-	-

Net loss for the year	-	-	-	-	-	(590,219)	(590,219)

Balances at December 31, 2023	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,874,691)	$76,492

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(590,219)	$(2,055,430)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares issued for services-related party	319,000	1,470,000
Common shares issued for consulting – non-related parties	145,000	441,000
Changes in assets and liabilities
Accounts payable – related party	(190,920)	189,555
Accounts payable and accrued expenses	(2,569)	(45,125)
Net cash (used in) operating activities	(319,708)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	400,000	-
Net cash provided by financing activities	400,000	-
NET INCREASE (DECREASE) IN CASH	80,292	-
Cash – beginning of period	-	-
Cash – end of period	$80,292	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Cancellation of common shares for no consideration	$38,609	$1,098,368

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company believes that these financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for permanent and temporary differences related to income taxes, liabilities to accrue, and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2023 and 2022, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

Receivables and Concentration of Credit Risk

When the Company records an allowance for doubtful accounts it is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company recorded an allowance for their note receivable for the full amount as collection of this note is uncertain.

Revenue Recognition

The Company will account for a contract with a customer that is within the scope of this Topic only when the five steps of revenue recognition under ASC 606 are met.

The five core principles will be evaluated for each service provided by the Company and is further supported by applicable guidance in ASC 606 to support the Company’s recognition of revenue.

The Company has not recognized any revenue to date.

Income Taxes

Income taxes are accounted under the asset and liability method. The current charge for income tax expense is calculated in accordance with the relevant tax regulations applicable to the entities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between statutory tax rates and effective tax rates relate to permanent tax differences.

Uncertain Tax Positions

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company has 4,000,000 warrants as of December 31, 2023 that are convertible into shares of common stock. As of December 31, 2022 there were no dilutive instruments issued by the Company.

Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended December 31, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Stock-Based Compensation

The Company recognizes compensation costs under FASB ASC Topic 718, Compensation – Stock Compensation and ASU 2018-07. Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

On June 27, 2022, the Company issued 5,000,000 common shares to the Chief Executive Officer and 1,500,000 common shares to consultants for services rendered valued at $0.294 per share, or $1,911,000.

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

As of December 31, 2023 and 2022, the Company has 49,005,865 and 84,015,350 shares of common stock issued and outstanding, respectively.

There are no stock options outstanding as of December 31, 2023 and 2022.

The Company issued 2,000,000 warrants at a strike price of $0.30 that expire December 31, 2024 and 2,000,000 warrants with a strike price of $0.50 that expire December 31, 2026. As of December 31, 2023, the share price was $0.38, an intrinsic value of $160,000. The Company as of December 31, 2023 has a weighted average exercise price of these warrants of $0.40 per share. There were no issuances in the year ended December 31, 2022.

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

NOTE 6 - INCOME TAXES

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2023 and 2022.

	2023	2022
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	-%	-%
Change in valuation allowance	(21.00)%	(21.00)%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset (liability) as of December 31, 2023 and 2022:

	As of	As of
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$645,263	$521,317
Valuation allowance	(645,263)	(521,317)

Net deferred tax assets/liabilities	$-	$-

The federal net operating loss at December 31, 2023 is $3,072,685. After consideration of all the evidence, both positive and negative, Management has recorded a full valuation allowance at December 31, 2023 and 2022, due to the uncertainty of realizing the deferred income tax assets.

The Company recognizes interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. For the years ended December 31, 2023 and 2022, there were no interest and penalties recorded in income tax expense.

NOTE 7: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through March 20, 2024 which is the date that the financial statements were issued.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

21

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

Name	Age	Position
George Sharp	63	President and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

George Sharp, President and Director

George Sharp has, for the past 17 years, served as a consultant to companies in a variety of contexts, including software development, assisting public companies with growth and regulatory compliance plans. Mr. Sharp is a well-known whistleblower and shareholder advocate, fighting against microcap fraud. He has exposed dubious activities involving various issuers to the public and regulatory bodies for the last 12 years. In June 2017, Mr. Sharp was engaged as a consultant by OTC Markets Group, Inc. to develop compliance processes to bring more timely and actionable data to the OTC market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. In light of the lack of periodic reports being filed by prior management of the Company we are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended December 31, 2023.

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

22

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 6, 2023, held by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 49,005,865 shares outstanding.

Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address[1]	Amount and Nature of Beneficial Ownership	Percentage of Class[2]	Voting Control Percentage
George Sharp[3]
Common Stock	1,200,000	7.14%	.004%
Preferred Stock	300,000	100%	99.4%
All Officers and Directors as a group (1 person)[4]	Common 1,200,000	7.14%	.004%
	Preferred 300,000	100%	99.4%
Total			99.4%

(1)	George Sharp is President, Secretary, Treasurer and sole Director of the Company.

23

(2)	George Sharp owns 200,000 shares of our common stock which he acquired through an open market purchase on May 24, 2021 and 1,000,000 shares that the Company issued to him on June 29, 2022 and 300,000 shares of Series B preferred with each share of Series B preferred stock having the voting power of 10,000 shares of common stock. The percentage of class is based upon adding the Series B preferred stock voting power (3,000,000,000) and the outstanding shares of common stock (16,803,070) to arrive at total voting power of 3,016,803,070.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 49,005,865 shares of common stock outstanding as of March 6, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2023 and 2022 were $40,500 and $32,700, respectively, all of which was paid to Fruci & Associates II, PLLC and BF Borgers prior to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2023 and 2022 in the amounts of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2023 and 2022 were $0 and $0, respectively.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2023 and 2022. There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

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

Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

23.1**	Consent of Fruci & Associates II, PLLC, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Executive Officer
32.1**	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2024	Stratos Renewables Corporation

	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President/Chief Financial Officer
Principal Executive Officer Principal Financial and Accounting Officer

25