Form 10-K/A
period 2023-12-31
Stratos Renewables Corp
filed 2024-03-21
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on March 20, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to correct the number of shares owned by George Sharp to reflect the 5:1 forward split effective December 15, 2022. No changes have been made to the Original Filing other than to correct the number of shares owned by George Sharp and also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer, George Sharp (Exhibits 31.1, 31.2, and 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing.

3

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

On December 15, 2022, FINRA announced on the daily list a 5:1 forward split under which existing holders of our shares of common stock were issued five shares of our common stock for each share of common stock held by such stockholders.

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

22

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

23

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

Name and Address[1]	Amount and Nature of Beneficial Ownership	Percentage of Class[2]	Voting Control Percentage
George Sharp[3]
Common Stock	6,000,000	12.24%	.04%
Preferred Stock	300,000	100%	99.7%
All Officers and Directors as a group (1 person)[4]	Common 6,000,000	12.24%	.04%
	Preferred 300,000	100%	99.7%
Total			99.7%

(1)	George Sharp is President, Secretary, Treasurer and sole Director of the Company.

24

(2)	George Sharp owns, on a post-split basis, 1,000,000 shares of our common stock which he acquired through an open market purchase on May 24, 2021 and 5,000,000 shares that the Company issued to him on June 29, 2022 and 300,000 shares of Series B preferred with each share of Series B preferred stock having the voting power of 50,000 shares of common stock. The percentage of class is based upon adding the Series B preferred stock voting power (15,000,000,000) and the outstanding shares of common stock (49,005,865) to arrive at total voting power of 15,049,005,865.

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

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2024	Stratos Renewables Corporation

	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President/Chief Financial Officer
Principal Executive Officer Principal Financial and Accounting Officer

26