Form 10-Q
period 2024-03-31
Stratos Renewables Corp
filed 2024-05-14
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 14, 2024, there were 49,005,865 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$60,585	$80,292
Total current assets	60,585	80,292

Total non-current assets	-	-
TOTAL ASSETS	$60,585	$80,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,950	$3,800
Accounts payable – related party	-	-
Total current liabilities	25,950	3,800

TOTAL LIABILITIES	25,950	3,800

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 49,005,865 and 49,005,865 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	49,006	49,006
Additional paid in capital	3,901,877	3,901,877
Accumulated deficit	(3,916,548)	(3,874,691)
Total stockholders’ equity (deficit)	34,635	76,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,585	$80,292

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	41,857	33,326
Related party consulting expense for common stock	-	-
General and administrative	-	-
Total operating expenses	41,857	33,326
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(41,857)	(33,326)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(41,857)	$(33,326)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	49,005,865	84,015,350

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,284,472)	$(197,289)

Net loss for the period	-	-	-	-	-	(33,326)	(33,326)

Balances at March 31, 2023	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,317,798)	$(230,615)

Balances at December 31, 2023	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,874,691)	$76,492

Net loss for the period	-	-	-	-	-	(41,857)	(41,857)

Balances at March 31, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,916,548)	$34,635

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023

Cash flows from operating activities:
Net loss	$(41,857)	$(33,326)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares accrued for services-related party	-	-
Common shares issued for consulting – non-related parties	-	-
Changes in assets and liabilities
Accounts payable – related party	-	27,701
Accounts payable and accrued expenses	22,150	5,625
Net cash (used in) operating activities	(19,707)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
NET (DECREASE) IN CASH	(19,707)	-
Cash – beginning of period	80,292	-
Cash – end of period	$60,585	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2024 AND 2023

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company has 4,000,000 warrants as of March 31, 2024 and December 31, 2023 that are convertible into shares of common stock.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended March 31, 2024 and December 31, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

NOTE 3-STOCKHOLDERS’ DEFICIT

As of March 31, 2024 and December 31, 2023, the Company has 49,005,865 and 49,005,865 shares of common stock issued and outstanding, respectively.

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

There are no stock options outstanding as of March 31, 2024 and December 31, 2023.

The Company issued 2,000,000 warrants at a strike price of $0.30 that expire December 31, 2024 and 2,000,000 warrants with a strike price of $0.50 that expire December 31, 2026. As of March 31, 2024, the share price was $0.154.

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

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through May 14, 2024 which is the date that the condensed financial statements were issued.

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

For the Three Months Ended March 31, 2024 and 2023

In the three months ended March 31, 2024 and 2023, we incurred professional fees of $41,857 and $33,326 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings.

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

As of March 31, 2024, we had an accumulated deficit of $3,900,048. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2023.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We used $19,707 and $0 in cash flows from operating activities for the three months ended March 31, 2024 and 2023, respectively. The majority of the cash used was due to the repayment of accounts payable to our Chief Executive Officer.

Cash Flows from Investing Activities:

We had no investing activities for the three months ended March 31, 2024 and 2023.

Cash Flows from Financing Activities:

We had no financing activities for the three months ended March 31, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STRATOS RENEWABLES CORPORATION

Date: May 14, 2024	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

