Form 10-Q
period 2024-09-30
Stratos Renewables Corp
filed 2024-11-12
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 12, 2024, there were 49,005,865 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,521	$80,292
Total current assets	15,521	80,292

Total non-current assets	-	-
TOTAL ASSETS	$15,521	$80,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,600	$3,800
Total current liabilities	1,600	3,800

TOTAL LIABILITIES	1,600	3,800

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 49,005,865 and 49,005,865 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	49,006	49,006
Additional paid in capital	3,901,877	3,901,877
Accumulated deficit	(3,937,262)	(3,874,691)
Total stockholders’ equity (deficit)	13,921	76,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,521	$80,292

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	62,571	243,895
Related party consulting expense for common stock	-	319,000
General and administrative	-	1,265
Total operating expenses	62,571	564,160
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(62,571)	(564,160)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(62,571)	$(564,160)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	49,005,865	78,076,755

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	9,883	198,196
Related party consulting expense for common stock	-	319,000
General and administrative	-	1,265
Total operating expenses	9,883	518,461
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(9,883)	(518,461)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(9,883)	$(518,461)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	49,005,865	66,393,216

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,284,472)	$(197,289)

Net loss for the period	-	-	-	-	-	(33,326)	(33,326)

Balances at March 31, 2023	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,317,798)	$(230,615)

Net loss for the period	-	-	-	-	-	(12,373)	(12,373)

Balances at June 30, 2023	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,330,171)	$(242,988)

Shares issued to related party for consulting services	-	-	1,100,000	1,100	317,900	-	319,000

Shares issued to non-related parties for consulting services	-	-	500,000	500	144,500	-	145,000

Shares issued for cash	-	-	2,000,000	2,000	398,000	-	400,000

Shares cancelled by court	-	-	(38,609,485)	(38,609)	38,609	-	-

Net loss for the period	-	-	-	-	-	(518,461)	(518,461)

Balances at September 30, 2023	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,848,632)	$102,551

Balances at December 31, 2023	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,874,691)	$76,492

Net loss for the period	-	-	-	-	-	(25,357)	(25,357)

Balances at March 31, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,900,048)	$51,135

Net loss for the period	-	-	-	-	-	(27,331)	(27,331)

Balances at June 30, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,927,379)	$23,804

Net loss for the period	-	-	-	-	-	(9,883)	(9,883)

Balances at September 30, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,937,262)	$13,921

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023

Cash flows from operating activities:
Net loss	$(62,571)	$(564,160)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares issued for consulting – related party	-	319,000
Common shares issued for consulting – non-related parties	-	145,000
Changes in assets and liabilities
Accounts payable – related party	-	(190,920)
Accounts payable and accrued expenses	(2,200)	(1,945)
Net cash (used in) operating activities	(64,771)	(293,025)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	400,000
Net cash provided by financing activities	-	400,000
NET (DECREASE) INCREASE IN CASH	(64,771)	106,975
Cash – beginning of period	80,292	-
Cash – end of period	$15,521	$106,975

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to condensed financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2024 AND 2023

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company has 4,000,000 warrants as of September 30, 2024 and December 31, 2023 that are convertible into shares of common stock.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended September 30, 2024 and December 31, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

NOTE 3-STOCKHOLDERS’ DEFICIT

As of September 30, 2024 and December 31, 2023, the Company has 49,005,865 and 49,005,865 shares of common stock issued and outstanding, respectively.

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

There are no stock options outstanding as of September 30, 2024 and December 31, 2023.

The Company issued 2,000,000 warrants at a strike price of $0.30 that expire December 31, 2024 and 2,000,000 warrants with a strike price of $0.50 that expire December 31, 2026. As of September 30, 2024, the share price was $0.14.

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

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through November 12, 2024 which is the date that the condensed financial statements were issued.

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

For the Nine Months Ended September 30, 2024 and 2023

In the nine months ended September 30, 2024 and 2023, we incurred professional fees of $62,571 and $243,895 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings as well as $145,000 related to shares issued for services.

The Company also issued $319,000 worth of common stock to related parties in the nine months ended September 30, 2023.

The Company incurred nominal expenses related to general and administrative items.

For the Three Months Ended September 30, 2024 and 2023

In the three months ended September 30, 2024 and 2023, we incurred professional fees of $9,883 and $198,196 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings as well as $145,000 related to shares issued for services.

The Company also issued $319,000 worth of common stock to related parties in the three months ended September 30, 2023.

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

As of September 30, 2024, we had an accumulated deficit of $3,937,262. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2023.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We used $64,771 and $293,025 in cash flows from operating activities for the nine months ended September 30, 2024 and 2023, respectively. The majority of the cash used was due to the repayment of accounts payable to our Chief Executive Officer.

Cash Flows from Investing Activities:

We had no investing activities for the nine months ended September 30, 2024 and 2023.

Cash Flows from Financing Activities:

We had no financing activities for the nine months ended September 30, 2024. In the nine months ended September 30, 2023, the Company sold 2,000,000 shares of common stock and 2,000,000 warrants for $400,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STRATOS RENEWABLES CORPORATION

Date: November 12, 2024	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

