Form 10-K
period 2024-12-31
Stratos Renewables Corp
filed 2025-03-31
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately $5,590,762 as of June 30, 2024, computed on the basis of the closing price on such date.

As of March 31, 2025, there were 49,005,865 shares of the registrant’s common stock outstanding.

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

Selection of a Targets Business and Structuring of a Business Combination

Management owns approximately 93% of the issued and outstanding shares of common stock of the Company and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue as a Going Concern

Our audited financial statements for the years ended December 31, 2024 and 2023, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

We have no revenues and no operating business. We had a net loss of ($76,014) and ($590,219) for the years ended December 31, 2024 and 2023, respectively, working capital of $478 and $76,492 and an accumulated stockholders’ deficit of ($3,950,705) and ($3,874,691), respectively, at December 31, 2024 and 2023. The report of our independent registered public accountants on our financial statements for the years ended December 31, 2024 and 2023, states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Form S-1 and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Form S-1. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any December 31 before that time or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our Articles of Incorporation authorize the issuance of 350,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2024, and December 31, 2023. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2024:
First Quarter	$0.0197	$0.0014
Second Quarter	$0.011	$0.001
Third Quarter	$0.017	$0.0002
Fourth Quarter	$0.0339	$0.005

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2023:
First Quarter	$0.37	$0.23
Second Quarter	$0.28	$0.15
Third Quarter	$0.32	$0.12
Fourth Quarter	$0.38	$0.27

Holders

As of March 31, 2025, there were 24 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Pacific Stock Transfer Company, 6725 Via Austi Pkwy Ste 300, Las Vegas, NV 89119, (800) 785-7782.

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

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Annual Report on Form 10-K. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

For the Year Ended December 31, 2024 and 2023

In the year ended December 31, 2024 and 2023, we incurred professional fees of $75,807 and $267,727 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required federal and state regulatory filings as well as for shares issued to consultants in 2024 and 2023 valued at $0 and $145,000, respectively. In addition, in 2024 and 2023, we recorded $0 and $319,000 in common shares to the officers of the Company for services rendered.

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

As of December 31, 2024, we had an accumulated deficit of $3,950,705. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2024.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Cash Flows from Operating Activities:

We used $78,714 and $319,708 in cash flows from operating activities for the years ended December 31, 2024 and 2023, respectively. The majority of the cash used was due to the repayment of accounts payable to our Chief Executive Officer.

Cash Flows from Investing Activities:

We had no investing activities for the years ended December 31, 2024 and 2023.

Cash Flows from Financing Activities:

We had no financing activities for the years ended December 31, 2024 and 2023 except for the shares of common stock issued for cash of $400,000 in the year ended December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRATOS RENEWABLES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Stratos Renewables Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratos Renewables Corporation (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Spokane, Washington

March 31, 2025

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$1,578	$80,292
Total current assets	1,578	80,292

Total non-current assets	-	-
TOTAL ASSETS	$1,578	$80,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,100	$3,800
Total current liabilities	1,100	3,800

TOTAL LIABILITIES	1,100	3,800

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 49,005,865 and 49,005,865 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	49,006	49,006
Additional paid in capital	3,901,877	3,901,877
Accumulated deficit	(3,950,705)	(3,874,691)
Total stockholders’ equity (deficit)	478	76,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,578	$80,292

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	75,807	267,727
Related party consulting expense for common stock	-	319,000
General and administrative	207	3,492
Total operating expenses	76,014	590,219
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(76,014)	(590,219)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(76,014)	$(590,219)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	49,005,865	90,749,298

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2024 AND 2023

					Additional
	Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2022	300,000	$300	84,015,350	$84,015	$3,002,868	$(3,284,472)	$(197,289)

Shares issued to related party for consulting services	-	-	1,100,000	1,100	317,900	-	319,000

Shares issued to non-related parties for consulting services	-	-	500,000	500	144,500	-	145,000

Shares issued for cash	-	-	2,000,000	2,000	398,000	-	400,000

Shares cancelled by court	-	-	(38,609,485)	(38,609)	38,609	-	-

Net loss for the year	-	-	-	-	-	(590,219)	(590,219)

Balances at December 31, 2023	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,874,691)	$76,492

Net loss for the year	-	-	-	-	-	(76,014)	(76,014)

Balances at December 31, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,950,705)	$478

(a)	The Company did not over issue their common stock; this is the result of the 5:1 forward split. Per SAB Topic 4C, the Company is required to retroactively reflect the stock split.

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Cash flows from operating activities:
Net loss	$(76,014)	$(590,219)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common shares issued for services-related party	-	319,000
Common shares issued for consulting – non-related parties	-	145,000
Changes in assets and liabilities
Accounts payable – related party	-	(190,920)
Accounts payable and accrued expenses	(2,700)	(2,569)
Net cash (used in) operating activities	(78,714)	(319,708)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	400,000
Net cash provided by financing activities	-	400,000
NET (DECREASE) INCREASE IN CASH	(78,714)	80,292
Cash – beginning of year	80,292	-
Cash – end of year	$1,578	$80,292

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Cancellation of common shares for no consideration	$-	$38,609

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2024 and 2023, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company has 2,000,000 and 4,000,000 warrants as of December 31, 2024 and 2023 that are convertible into shares of common stock.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended December 31, 2024 and 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. ASU 2023-07 was effective for public companies in fiscal years beginning after December 15, 2023. The Company has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing acquisition efforts. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein. The Company does not believe that ASU 2023-07 will have a material impact on the consolidated financial statements.

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

As of December 31, 2024 and 2023, the Company has 49,005,865 shares of common stock issued and outstanding, respectively.

There are no stock options outstanding as of December 31, 2024 and 2023.

The Company issued 2,000,000 warrants at a strike price of $0.30 that expired December 31, 2024 and 2,000,000 warrants with a strike price of $0.50 that expire December 31, 2026. As of December 31, 2024, the share price was $0.0216. The Company as of December 31, 2024 has a weighted average exercise price of these warrants of $0.50 per share.

On January 21, 2025, the warrants that expire December 31, 2026 were amended to change the exercise price to $0.10 per share, and then 200,000 of the 2,000,000 warrants were exercised for $20,000.

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

On January 21, 2025, the warrants that expire December 31, 2026 were amended to change the exercise price to $0.10 per share, and then 200,000 of the 2,000,000 warrants were exercised for $20,000.

NOTE 6 - INCOME TAXES

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2024 and 2023.

	2024	2023
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	-%	-%
Change in valuation allowance	(21.00)%	(21.00)%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset (liability) as of December 31, 2024 and 2023:

	As of	As of
	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$661,226	$645,263
Valuation allowance	(661,226)	(645,263)

Net deferred tax assets/liabilities	$-	$-

The federal net operating loss at December 31, 2024 is $3,148,699. After consideration of all the evidence, both positive and negative, Management has recorded a full valuation allowance at December 31, 2024 and 2023, due to the uncertainty of realizing the deferred income tax assets.

The Company recognizes interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. For the years ended December 31, 2024 and 2023, there were no interest and penalties recorded in income tax expense.

NOTE 7: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through March 31, 2025 which is the date that the financial statements were issued.

On January 21, 2025, the warrants that expire December 31, 2026 were amended to change the exercise price to $0.10 per share, and then 200,000 of the 2,000,000 warrants were exercised for $20,000.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
George Sharp	64	President and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. In light of the lack of periodic reports being filed by prior management of the Company we are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended December 31, 2024.

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

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

No officer or director has received any cash compensation from the Company since the inception of the Company; however, George Sharp received on December 10, 2021, 300,000 shares of the authorized “blank check” preferred stock with 10,000 votes for each share of preferred stock to give voting control of the Company to Mr. Sharp. Until we acquire additional capital, it is not anticipated that any officer or director will receive compensation from us, other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our officers and directors intend to devote limited time to our affairs. We did not pay any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the last two fiscal years.

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 31, 2025, held by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 49,005,865 shares outstanding.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 49,005,865 shares of common stock outstanding as of March 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and 2023 were $40,500 and $40,500, respectively, all of which was paid to Fruci & Associates II, PLLC and BF Borgers prior to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2024 and 2023 in the amounts of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2024 and 2023 were $0 and $0, respectively.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2024 and 2023. There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

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

Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	Stratos Renewables Corporation

	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President/Chief Financial Officer
Principal Executive Officer Principal Financial and Accounting Officer

25