Form 10-Q
period 2025-03-31
Stratos Renewables Corp
filed 2025-05-15
CIK 1321517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 15, 2025, there were 49,005,865 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATOS RENEWABLES CORPORATION

BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,278	$1,578
Total current assets	6,278	1,578

Total non-current assets	-	-
TOTAL ASSETS	$6,278	$1,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,100	$1,100
Total current liabilities	4,100	1,100

TOTAL LIABILITIES	4,100	1,100

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	300	300
Common stock, par value $0.001; 350,000,000 shares authorized, 49,005,865 and 49,005,865 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	49,006	49,006
Additional paid in capital	3,921,877	3,901,877
Accumulated deficit	(3,969,005)	(3,950,705)
Total stockholders’ equity (deficit)	2,178	478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,278	$1,578

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	17,134	41,857
General and administrative	1,166	-
Total operating expenses	18,300	41,857
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(18,300)	(41,857)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(18,300)	$(41,857)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	49,005,865	49,005,865

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

					Additional
	Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2023	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,874,691)	$76,492

Net loss for the period	-	-	-	-	-	(41,857)	(41,857)

Balances at March 31, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,916,548)	$34,635

Balances at December 31, 2024	300,000	$300	49,005,865	$49,006	$3,901,877	$(3,950,705)	$478

Exercise of warrants	-	-	-	-	20,000	-	20,000
Net loss for the period	-	-	-	-	-	(18,300)	(18,300)

Balances at March 31, 2025	300,000	$300	49,005,865	$49,006	$3,921,877	$(3,969,005)	$2,178

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(18,300)	$(41,857)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Changes in assets and liabilities
Accounts payable – related party	-	-
Accounts payable and accrued expenses	3,000	22,150
Net cash (used in) operating activities	(15,300)	(19,707)

Cash flows from financing activities:
Warrants exercised for cash	20,000	-
Net cash provided by financing activities	20,000	-
NET INCREASE (DECREASE) IN CASH	4,700	(19,707)
Cash – beginning of period	1,578	80,292
Cash – end of period	$6,278	$60,585

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

STRATOS RENEWABLES CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025 AND 2024

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2025 and December 31, 2024, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company has 1,800,000 and 2,000,000 warrants as of March 31, 2025 and December 31, 2024 that are convertible into shares of common stock.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended March 31, 2025 and 2024. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Segment Reporting

The Company follows the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing acquisition efforts.

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

As of March 31, 2025 and December 31, 2024, the Company has 49,005,865 shares of common stock issued and outstanding, respectively.

There were no shares issued during the periods ended March 31, 2025 and 2024, and there are no stock options outstanding as of March 31, 2025 and December 31, 2024.

The Company issued 2,000,000 warrants at a strike price of $0.30 that expired December 31, 2024 and 2,000,000 warrants with a strike price of $0.50 that expire December 31, 2026. As of March 31, 2025, the share price was $0.1199. The Company as of March 31, 2025 has a weighted average exercise price of these warrants of $0.10 per share.

On January 21, 2025, the warrants that expire December 31, 2026 were amended to change the exercise price to $0.10 per share, and then 200,000 of the 2,000,000 warrants were exercised for $20,000. The 200,000 shares of common stock have not been issued as of March 31, 2025. The par value of the shares will be reallocated out of additional paid in capital upon the issuance of these shares.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 21, 2025, the warrants that expire December 31, 2026 were amended to change the exercise price to $0.10 per share, and then 200,000 of the 2,000,000 warrants were exercised by a related company for $20,000. The 200,000 shares of common stock have not been issued as of March 31, 2025. The par value of the shares will be reallocated out of additional paid in capital upon the issuance of these shares.

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10-50-1, the Company has evaluated subsequent events through May 15, 2025 which is the date that the financial statements were issued.

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

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Quarterly Report on Form 10-Q. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

For the Three Months Ended March 31, 2025 and 2024

In the three months ended March 31, 2025 and 2024, we incurred professional fees of $17,134 and $41,857 which mostly relate to the filing of the required Securities and Exchange reports.

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

As of March 31, 2025, we had an accumulated deficit of $3,969,005. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of December 31, 2024.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used in Operating Activities:

We used $15,300 and $19,707 in cash flows from operating activities for the three months ended March 31, 2025 and 2024, respectively. The majority of the cash used was due to the increase in accounts payable.

Cash Flows from Investing Activities:

We had no investing activities for the three months ended March 31, 2025 and 2024.

Cash Flows from Financing Activities:

We had no financing activities for the three months ended March 31, 2024. In the three months ended March 31, 2025, the Company raised $20,000 from the exercise of warrants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

STRATOS RENEWABLES CORPORATION

Date: May 15, 2025	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial and Accounting Officer)

